Form 10QSB
period 1996-09-30
IRT INDUSTRIES INC
filed 1997-04-01
CIK 806030

                              FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

--------------------------------------------------------------------------------



(Mark one)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      September 30, 1996
                              --------------------------------------------------

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES ACT OF 1934

For the transition period from                      to
                              ----------------------  -----------------------.


Commission file number:          0-15347
                       --------------------------

                              IRT INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 FLORIDA                                    59-2720096
---------------------------------------------      -----------------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
              or organization)                           Identification No.)

          Suite 128, 2400 E. Las Olas Blvd., Ft. Lauderdale, FL 33301
--------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 (954) 525-8815
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
--------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No
   ---------   ---------

As at March 12, 1997 the registrant had outstanding 10,303,313 shares of Common Stock, which includes 16,667 Treasury Shares in the Company, par value $0.0001.

                    PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Please see enclosed financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company's plan of operation for the twelve month period June 30, 1996, to June 30, 1997, is to continue Management's efforts to market the existing casino operations in order to generate revenues for the Company, and raise capital from the sale of capital stock, and continue efforts with respect to the acquisition and/or establishment of revenue generating businesses in Latin America. Specifically:

a. Management believes that, based upon current income and projected income estimates, the Company can satisfy cash requirements through the end of 1996, but anticipates a need to raise additional funds in 1997 for acquisitions and operational needs;

b. In summary, Management is researching and developing both marketing strategies and acquisition strategies with respect to overseas business development in Latin American countries through review of available data concerning demographic, legal and other information as to these types of countries, due diligence travel to these countries, and pursuit of the establishment of legal business relationships with foreign businesses and professionals in Latin America;

c. Management is pursuing, for 1996, the purchase of large quantities of casino chips and related gaming equipment to lower the costs of such items through volume purchases, with anticipated larger quantity purchases of such items to occur in early 1997; and

d. Management is focusing on, also, the hiring and training of additional employees for anticipated, with no assurance, acquisitions or for newly established casino operations, with projected increases of total employees up to a figure 100, by the end of 1996, and at least 200 by June 30, 1997.







                     PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Not Applicable.

ITEM 2.  CHANGES IN SECURITIES.

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

ITEM 5. OTHER INFORMATION.

On September 5, 1996, the Company entered into an Agreement for Purchase and Sale of Assets with Inmobiliaria La J Tres Sociedad de Responsabilidad Limitada.(See Exhibit 99). In addition, the Company purchased the lease of the Hotel Barcelo Playa Tambor ("Hotel") in Puntarenas, Costa Rica and all furniture, fixtures, and equipment relating to the operation of same hotel, including the use of the casino license within said Hotel.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a).    EXHIBIT TABLE

-------------------------------------------------------------------------------
  ITEM NO.                 ITEM                            LOCATION
-------------------------------------------------------------------------------
   3(i)                     Articles of Incorporation               *

   3(ii)                    By-laws                                 *

   99                       Additional Exhibits            Enclosed as Exhibit 99

   27                       Financial Data Schedule (for
                            SEC use only).                 Enclosed as Exhibit 27
-------------------------------------------------------------------------------


*Previously filed with U.S. Securities and Exchange commission, File Number 0-15347


(b.) On October 23, 1996, the Company filed a Form 8-K, in which it noted changes in its certifying accountant from Joel S. Baum, C.P.A. to Dohan and Company, C.P.A., P.A. No financial statements were filed in conjunction with this Form 8-K filing.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               IRT INDUSTRIES, INC.
                                                   (Registrant)

Date    3/ 10 /97                     BY: /s/ Richard R. Rossi
    --------------------------           ------------------------------
                                         Richard R. Rossi, President and
                                                    Treasurer
                                         (Principal Executive Officer and
                                           Principal Financial Officer)

IRT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                  SEPTEMBER         JUNE
                                                                  30, 1996        30, 1996
                                                                 (UNAUDITED)     (AUDITED)
                                                               --------------- --------------
                            ASSETS

 CURRENT ASSETS
     Cash in Bank                                             $        57,372 $       18,675
     Prepaid Rent (Current Portion)                                    84,000         84,000
     Other Current Assets                                               5,252            -
                                                               --------------- --------------
                                                                      146,624        102,675

 PROPERTY & EQUIPMENT
     Net of accumulated depreciation of $7,256 and $3,486             440,297        291,278

 OTHER ASSETS
     Casino Interests, net of accumulated amortization of
       $68,139 AND $31,222                                          2,429,511      1,913,778
     Prepaid Rent - Long-term Portion                                  91,000        112,000
     Security Deposits                                                 12,898            248
                                                               --------------- --------------
                                                                    2,533,409      2,026,026
                                                               --------------- --------------

         TOTAL ASSETS                                         $     3,120,330 $    2,419,979
                                                               =============== ==============

             LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES
     Accounts Payable                                         $        95,350 $       35,430
     Accrued and Other Current Liabilities                             42,016         65,001
                                                               --------------- --------------
         TOTAL CURRENT LIABILITIES                                    137,366        100,431

 SHAREHOLDERS' EQUITY
     Common Stock                                                       1,034          1,002
     Capital in Excess of Par                                       7,740,569      7,040,581
     Accumulated Deficit                                           (3,570,255)    (3,455,163)
     Treasury Stock, at Par Value                                         (60)           (60)
     Stock Subscription Receivable                                 (1,188,324)    (1,266,812)
                                                               --------------- --------------
         TOTAL STOCKHOLDERS'  EQUITY                                2,982,964      2,319,548
                                                               --------------- --------------
             TOTAL LIABILITIES AND
                 STOCKHOLDERS'  EQUITY                        $     3,120,330 $    2,419,979
                                                               =============== ==============

 (THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.)

IRT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     UNAUDITED
                                                                                    THREE MONTHS
                                                                                       ENDED
                                                                                     SEPTEMBER
                                                                                      30, 1996
                                                                                    (UNAUDITED)
                                                                                  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                                      $    (115,092)
    Adjustments to reconcile net loss from development stage
        activities to net cash provided (used) by operating activities:
           Amortization                                                                  36,917
           Depreciation                                                                   3,770
           Common stock issued for services                                                   -
           Common stock issued for rent                                                       -
           Increase in:                                                                       -
               Accrued Liabilities                                                            -
               Accounts Payable                                                          59,920
               Other Current Assets                                                      (5,252)
           Decrease in:                                                                       -
               Prepaid Rent                                                              21,000
               Accrued and Other Current Liabilities                                    (22,985)
                                                                                  -------------
                   Net Cash used by operating activities                                (21,722)

CASH FLOWS FROM INVESTING ACTIVITIES
    Disbursements:
        Purchase of property and equipment                                               (5,439)
                                                                                  -------------
            Net cash provided used by investing activities                               (5,439)

CASH FLOWS FROM FINANCING ACTIVITIES
    Receipts:
        Proceeds from issuance of common stock                                           78,508
        Proceeds from note payable                                                            -
                                                                                  -------------
            Receipts from financing activities                                           78,508

    Disbursements:
        Security Deposits                                                               (12,650)
        Principal payments on long-term debt and notes payable                                -
                                                                                  -------------
            Disbursements from financing activities                                     (12,650)
                                                                                  -------------
                Net cash provided by financing activities                                65,858
                                                                                  -------------
NET INCREASE IN CASH AND EQUIVALENTS                                                     38,697

CASH AND EQUIVALENTS - BEGINNING                                                         18,675
                                                                                  -------------
CASH AND EQUIVALENTS - ENDING                                                     $      57,372
                                                                                  =============

SUPPLEMENTAL DISCLOSURES:
    Note payable Officer/Director contributed to capital                          $           -
    Common stock issued for prepaid rent                                          $           -
    Common stock issued to acquire casino interest                                $     552,650
    Common stock issued to acquire casino license                                 $           -
    Common stock issued to acquire casino equipment                               $     147,350

(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.)

IRT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF LOSS

                                                               SEPTEMBER          SEPTEMBER
                                                                30, 1996           30, 1995
                                                              (UNAUDITED)        (UNAUDITED)
                                                              --------------     -------------
INCOME
     Income from Gaming Operations                            $     358,374      $          -
     Less Payment of Winnings                                      (304,430)                -
                                                              -------------      ------------
         Gross Income                                                53,944                 -

OPERATING EXPENSES
     Rent                                                            46,098             4,994
     Depreciation & Amortization                                     40,687            12,023
     Operating Expenses                                              37,191
     Professional Services                                           29,986             9,987
     Wages & Bonus                                                   24,146
     Administrative Fees                                             15,000
     Advertising & Promotion                                         12,835
     Travel & Entertainment                                          12,403
     Table Taxes                                                      9,506
     Employee Benefits & Taxes                                        5,695
     Office Expense                                                   2,876               760
     Security                                                         2,294
     Licenses & Taxes                                                 1,466             4,200
     Telephone                                                        1,456             1,450
     Bank Charges                                                     1,285               473
     Computer Services                                                1,234
     Miscellaneous                                                      352               150
     Transfer Agent Fees                                                  -
     Legal Settlement                                                     -            22,173
     Interest Expense                                                     -             8,743
                                                              -------------      ------------
         Total Expenses                                             244,510            64,953

 OTHER INCOME
     Interest                                                        75,474               326
     Reimbursed Costs                                                     -             1,760
     Cancelled Expenses                                                   -            12,613
                                                              -------------      ------------
                                                                     75,474            14,699
                                                              -------------      ------------
             NET LOSS                                         $    (115,092)     $    (50,254)
                                                              =============      ============



 (THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.)

IRT INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                                                       COMMON    ADDITIONAL
                                                                          NUMBER       STOCK       PAID-IN   ACCUMULATED
                                                                         OF SHARES     AMOUNT      CAPITAL     DEFICIT
                                                                         ---------     --------  -----------  ---------------
 Balance - June 30, 1995 - Audited                                        3,010,193    $    301   $3,160,719    $(3,230,788)

     Adjustment for issuance of prior year shares                               440           -          -                -
     Capitalization of note payable Officer/Director                              -           -       56,737              -
     Issuance of common stock for subscription receivable                 4,000,000         400    1,499,600              -
     Imputed interest on common stock subscription receivable                     -           -     (228,674)             -
     Issuance of common stock                                                20,000           2        4,998              -
     Issuance of common stock for debt                                    2,380,000         238      594,762              -
     Issuance of common stock for services                                  300,000          30      112,470              -
     Issuance of common stock for casino                                    289,361          29    1,699,971              -
     Issuance of common stock for casino furniture and equipment             23,289           2      139,998              -
     Net Loss for 1996                                                            -           -            -       (224,375)
                                                                         ----------    --------   ----------     -----------
 Balance - June 30, 1996 - Audited                                       10,023,283       1,002    7,040,581     (3,455,163)

     Issuance of common stock pursuant to exercise of stock options         200,000          20            -              -
     Issuance of common stock for casino                                    116,666          12      699,988              -
     Net Loss for the three months ended September 30, 1996 - Unaudited           -           -            -       (115,092)
     Payments received on stock for subscription receivable                       -           -            -              -
     Imputed interest on common stock subscription receivable                     -           -            -              -
                                                                         ----------    --------   ----------    -----------
 Balance - September 30, 1996 - Unaudited                                10,339,949    $  1,034   $7,740,569    $(3,570,255)
                                                                         ==========    ========   ==========    ===========



                                                                                                             TOTAL
                                                                                                          STOCKHOLDERS'
                                                                                          STOCK              EQUITY
                                                                        TREASURY       SUBSCRIPTION       (DEFICIENCY
                                                                          STOCK         RECEIVABLE         IN ASSETS
                                                                        -----------    -------------       ------------
 Balance - June 30, 1995 - Audited                                      $     (60)     $         -         $   (69,828)

     Adjustment for issuance of prior year shares                               -                -                  -
     Capitalization of note payable Officer/Director                            -                -              56,737
     Issuance of common stock for subscription receivable                       -       (1,429,315)             70,685
     Imputed interest on common stock subscription receivable                   -          162,503             (66,171)
     Issuance of common stock                                                   -                -               5,000
     Issuance of common stock for debt                                          -                -             595,000
     Issuance of common stock for services                                      -                -             112,500
     Issuance of common stock for casino                                        -                -           1,700,000
     Issuance of common stock for casino furniture and equipment                -                -             140,000
     Net Loss for 1996                                                          -                -            (224,375)
                                                                        ---------      -----------           ----------
 Balance - June 30, 1996 - Audited                                            (60)      (1,266,812)          2,319,548

     Issuance of common stock pursuant to exercise of stock options             -                -                  20
     Issuance of common stock for casino                                        -                -             700,000
     Net Loss for the three months ended September 30, 1996 - Unaudited         -                             (115,092)
     Payments received on stock for subscription receivable                     -          153,962             153,962
     Imputed interest on common stock subscription receivable                   -          (75,474)            (75,474)
                                                                        ---------     ------------         -----------
 Balance - September 30, 1996 - Unaudited                               $     (60)    $ (1,188,324)        $ 2,982,964
                                                                        =========     ============         ===========


 (THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.)

                     IRT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1996 (UNAUDITED)
                          AND JUNE 30, 1996 (AUDITED)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITY

IRT Industries, Inc. (IRT) was incorporated in Florida in August 1986 under the name Triumph Capital, Inc. (Triumph). Triumph was originally engaged in the stock transfer business. In 1992, Triumph changed its name to IRT as part of a reorganization in which it exchanged 2,900,000 of its common stock for all of the issued and outstanding shares of IRT Industries, Inc., a company incorporated in California on December 13, 1990, pursuing environmental business opportunities. Triumph then merged into IRT and reincorporated in the State of Florida. By the end of the fiscal year ended June 30, 1996, IRT had discontinued most of its prior business activities. On March 1, 1996, the management of the Company changed following the sale of a substantial amount of outstanding shares of common stock. Under its new management, the Company has actively sought international casino acquisition opportunities throughout Latin America. During the fiscal year ended June 30, 1996, the Company acquired a casino interest and licenses in Costa Rica including a leased facility purchased by a recently formed wholly owned subsidiary, Juegos Ruro, S.A. (Juegos). During the quarter ended September 30, 1996, the Company acquired another casino interest and license in Costa Rica that is being operated by its wholly owned subsidiary, Casino Bahia Ballena, S.A. (Ballena). The Company is currently in the process of seeking other casino interests. The Company currently owns and operates two casino businesses in Central America, which together with South America, is the primary location in which it is focusing its acquisition efforts.

CASH AND EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

CONCENTRATION OF CREDIT RISK

As of September 30, 1996, and June 30, 1996, the Company had outstanding stock subscriptions receivable, from two separate individuals, that were assigned to a corporation with the Company's consent. The carrying value of these receivables was reduced to estimated fair market value by imputing interest.

                     IRT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1996 (UNAUDITED)
                          AND JUNE 30, 1996 (AUDITED)


BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of IRT, and its wholly owned foreign subsidiaries, Juegos Ruro, S.A. and Casino Bahia Ballena, S.A. All significant intercompany accounts and transactions of IRT and its subsidiaries (the Company) have been eliminated in consolidation.

PROPERTY AND EQUIPMENT

Property and equipment, consisting of furnishings and casino equipment to be used in its current and future casino operations, is stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from five to ten years.

ORGANIZATION COSTS AND AMORTIZATION

Organization costs related to prior business operations, such as patent related costs, consulting fees related to obtaining funding sources, etc., had been capitalized, and were being amortized using the straight-line method over a five year period. Upon the Company changing its focus from previous activities, all such prior capitalized costs were charged to expense as of June 30, 1996.

LICENSES AND LEASEHOLD INTERESTS AND AMORTIZATION

The amount recorded in connection with the acquisition of a casino gaming license has been capitalized and is being amortized over 180 months, while the operating casinos and leasehold interests have been capitalized and are being amortized over the initial term of the lease and the first expected extension period, for a total of 150 months.

DEVELOPMENT STAGE ACTIVITIES

The Company was a development stage enterprise and had no revenues until the grand opening of its first casino on July 12, 1996.

                     IRT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1996 (UNAUDITED)
                          AND JUNE 30, 1996 (AUDITED)


NET LOSS PER SHARE

Net loss per share of common stock is based on the weighted number of shares outstanding during the years presented and the dilutive effect of stock options to purchase 200,000 shares of common stock at par value. There were no other common stock equivalents.

INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes, if any, related primarily to differences between the bases of certain assets and liabilities for financial and tax reporting. Deferred taxes, if any, represent the future tax return consequences of those differences, which will either be taxable when the assets and liabilities are recovered or settled.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of acquisitions, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

FOREIGN CURRENCY CONVERSION

The operating currency of the wholly owned subsidiary located in Costa Rica is the colone. The financial statements at September 30, 1996, and June 30, 1996, were converted to U.S. dollars based on the average monthly exchange rate. Because there was little fluctuation in the rate of exchange, no gain or loss from currency fluctuation has been reflected in these financial statements.

                     IRT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1996 (UNAUDITED)
                          AND JUNE 30, 1996 (AUDITED)


NOTE B - ACQUISITIONS

In addition to the issuance of the 4,000,000 shares as described in Note F, the Company has issued shares of its common stock as payment for the following acquisitions:

ACQUISITION OF FLOATING GAMING  CASINO LICENSE

In a series of transactions from March 14, 1996, to March 21, 1996, the Company issued 2,400,000 shares of common stock, received $5,000 in cash and a transfer of a floating license to operate a casino in the country of Costa Rica valued at $595,000 from a related party. A "floating license" allows the placement of one casino business at almost any location where business can be legally conducted. This is one of only two such licenses believed to exist in the country. Payment for this license was made by canceling the seller's promissory note to the Company which resulted from issuance of common stock.

ACQUISITION OF CASINO

On May 3, 1996, the Company agreed to issue 289,361 shares of common stock and received, by transfer, a license to operate a casino in the country of Costa Rica as well as leasehold rights for the casino and related furniture, casino equipment and improvements. The license and leasehold interest were valued at $1,350,000, while the furniture, casino equipment and improvements were valued at $140,000. In addition, $210,000 was recorded as prepaid rent.

On September 5, 1996, the Company agreed to issue 116,666 shares of common stock and received, by transfer, a license to operate a casino in the country of Costa Rica as well as leasehold rights for the casino and related furniture, casino equipment and improvements. The license and leasehold interest were valued at $560,000, while the furniture, casino equipment and improvements were valued at $140,000.

AMORTIZATION OF CASINO LICENSES AND INTERESTS

For the three months ended September 30, 1996, and the year ended June 30, 1996, amortization related to the acquisition of the floating gaming casino license and the casino was $36,917 and $31,222, respectively.

                     IRT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1996 (UNAUDITED)
                          AND JUNE 30, 1996 (AUDITED)


ACQUISITION OF FURNITURE AND CASINO EQUIPMENT

In a separate transaction, on May 9, 1996, the Company issued 23,289 shares of common stock and received furniture and casino equipment to be used in future operations. The furniture and casino equipment have been valued at $140,000.

NOTE C - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107. The fair value amounts have been determined based on available market information and appropriate valuation methodology. The carrying amounts and estimated fair values of the Company's financial assets and liabilities as of September 30, 1996, and June 30, 1996, for cash and accounts payable approximate fair value. The fair value of the stock subscriptions receivable are estimated based on an annual interest rate of 18% and the anticipated dates of payment and have been discounted accordingly for the recorded carrying amount. Fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment; therefore, fair value cannot be determined with precision.

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:



                                           SEPTEMBER     JUNE
                                           30, 1996    30, 1996
                                          (UNAUDITED)  (AUDITED)
                                          -----------  ---------
                Furniture and fixtures    $ 13,013     $  7,742
                Leasehold Improvements       7,350            -
                Casino equipment           427,190      287,190
                Accumulated depreciation    (7,256)      (3,654)
                                          --------     --------
                                          $440,297     $291,278
                                          ========     ========


For the three months ended September 30, 1996, and for the year ended June 30, 1996, respectively, depreciation related to the above assets was $3,770 and $2,641.

                     IRT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1996 (UNAUDITED)
                          AND JUNE 30, 1996 (AUDITED)


NOTE E - RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTIES

During the three months ended September 30, 1996 and the year ended June 30, 1996, various legal fees and costs of approximately $20,000 and $34,000, respectively, were charged to the Company by a law firm whose principal is also a shareholder and member of management of the Company. The outstanding balance as of September 30, 1996, and June 30, 1996, respectively, was approximately $40,000 and $20,000, and is included in accounts payable. Additionally, reflected in Accrued and Other Current Liabilities at June 30, 1996, is $100 owed to the legal counsel for the advance of the initial deposit required to open a bank account for the Company.

During the year ended June 30, 1996, the Company issued 300,000 shares of common stock to parties related to the Company by virtue of a 40% ownership interest in exchange for consulting services. The expense recorded was $112,500 and is included in professional and consulting fees.

During the year ended June 30, 1996, the Company purchased a casino gaming license in the amount of $595,000 from a party related to the Company by virtue of a 44% ownership interest in the Company.

During the year ended June 30, 1996, the Company purchased a license to operate a casino in the country of Costa Rica, as well as leasehold rights and related furniture, casino equipment and improvements in the amount of $1,700,000 from a party related to the Company by virtue of ownership. Additionally, the Company purchased furniture and casino equipment in the amount of $140,000 from the same related party.

                     IRT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1996 (UNAUDITED)
                          AND JUNE 30, 1996 (AUDITED)


NOTE F - STOCKHOLDER'S EQUITY

COMMON STOCK

The Company has authorized 100,000,000 shares of common stock with a par value of $.0001 per share. At September 30, 1996, and June 30, 1996, 10,303,313 shares and 9,710,663 shares, respectively, were issued and outstanding. The Company has no other authorized or outstanding securities of any class. Additional issuances of 289,361 and 23,289 shares are in the process of being issued and documented and are included as issued and outstanding at June 30, 1996. The Company issued 300,000 shares of common stock in exchange for consulting services.

STOCK SUBSCRIPTIONS RECEIVABLE

On March 13, 1996, the Company issued 2,400,000 of common stock in exchange for $5,000 cash and a promissory note in the amount of $595,000. This promissory note was subsequently canceled in payment of the purchase price of a floating gaming license.

On March 14, 1996, the Company issued 4,000,000 shares of common stock to two separate individuals under Stock Subscription Agreements, for an aggregate purchase price of $1,500,000. Promissory notes, in the amount of $750,000, were executed by each of these individuals. On June 4, 1996, the notes were assigned to a third party corporation and the repayment terms were fixed to provide for minimum monthly payments of $75,000 without interest until the end of April 1997, at which time any remaining balance would be due. Management believes that the full amount of these notes will be collected.

Interest in the amount of $228,674 has been imputed on this receivable based on an annual percentage rate of 18%, and has been reflected in the financial statements as a reduction in the value of the receivable. As a result, interest of $75,474 and $66,171 was considered earned during the three months ended September 30, 1996 and the year ended June 30, 1996, respectively.

                     IRT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1996 (UNAUDITED)
                          AND JUNE 30, 1996 (AUDITED)


STOCK OPTIONS

On February 29, 1996, the Board of Directors granted an option to a former officer/stockholder to purchase 200,000 shares of common stock at an exercise price of $.0001 per share. The options may be exercised for a period of two years between March 1, 1996, to March 1, 1998. On July 30, 1996, all options were exercised.

NOTE G - INCOME TAXES

The Company and its subsidiary do not file consolidated income tax returns.
For the year ended June 30, 1996, the Company generated for U.S. income tax purposes a net operating loss carryforward, of approximately $173,447, that expires in the year 2011. The Company had a net operating loss carryforward of approximately $575,000 as of June 30, l995. However, as of March l, l996, and subsequent, there were ownership changes in the Company as defined in Section 382 of the Internal Revenue Code. As a result of these changes, the Company's ability to utilize net operating losses and capital losses available before the ownership change is restricted to a total of approximately $43,860 per year (approximately 7% of the market value of the Company at the time of the ownership change). Therefore, substantial net operating loss carryforwards will be eliminated in future years due to the change in ownership. The utilization of the remaining carryforwards is dependent on the Company's ability to generate sufficient taxable income during the carryforward periods and no further significant changes in ownership.

The Company computes deferred income taxes under the provisions of Statement of Financial Accounting Standards No. 109, which requires the use of an asset and liability method of accounting for income taxes. Statement No. 109 provides for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that a portion of the deferred income tax benefits will not be realized. It is Management's opinion that the entire deferred tax benefit may not be recognized in future years. Therefore, a valuation allowance equal to the deferred tax benefit has been established, resulting in no deferred tax benefits as of the balance sheet dates.

                     IRT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1996 (UNAUDITED)
                          AND JUNE 30, 1996 (AUDITED)


NOTE H - COMMITMENTS AND CONTINGENCIES

LEASED PREMISES

Pursuant to the acquisition of the leasehold interest, the Company assumed a lease for the operation of a casino in a hotel in Costa Rica. The lease was executed on May 1, 1996, and has an initial term of thirty (30) months. Rent for the initial lease term has been fully paid. At June 30, 1996, prepaid rent is $196,000. The Company has reflected $84,000 as a current asset, while $112,000 is classified as the long-term portion of prepaid rent.

The lease provides for options to renew for additional ten (10) year periods. Management expects that the options will be exercised. Rental payments are $7,000 per month with an eight percent (8%) escalation clause. The seller of the leasehold interests to the Company agreed to pay the owner of the hotel $900,000 in eight quarterly payments of $112,500 commencing on August 1, 1996, which amounts were included in the original lease as rental payments. The terms of the lease were such that the quarterly payments were guaranteed s additional rents if not made to the hotel's owner by the seller. This provision has since been rescinded by mutual agreement.

Minimum future lease expenses of all non-cancelable operating leases (currently prepaid) for the next five years are as follows:


                                         SEPTEMBER     JUNE
                                         30, 1996    30, 1996
                                        (UNAUDITED)  (AUDITED)
                                        -----------  ---------
                 Year 1                 $ 84,000     $ 84,000
                 Year 2                   84,000       84,000
                 Year 3                    7,000       28,000
                 Year 4                       -            -
                 Year 5 and thereafter        -            -
                                        --------     --------

                                        $175,000     $196,000
                                        ========     ========


Rent expense for the three months ended September 30, 1996, and the year ended June 30, 1996, was $46,098 and $14,000, respectively.

                     IRT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1996 (UNAUDITED)
                          AND JUNE 30, 1996 (AUDITED)


GOVERNMENTAL REGULATIONS

The Company's casino facilities are subject to regulation by the Costa Rican government. Compliance with government regulations has not had, nor does the Company expect such compliance to have, any material effect upon capital expenditures, expenses or the Company's competitive position. Management believes that its practices for the control of its casino operations comply with all Costa Rican requirements.

LITIGATION

A lawsuit against the Company was settled on March 13, 1995, to recover license agreement royalties in the amount of $6,000. The legal action was initiated by Herman J. Schellstede, licenser of certain patents included in the license agreement. This amount plus accrued interest is included in accrued liabilities at September 30, 1996 and June 30, 1996.

A lawsuit against the Company was settled on November 16, 1994, in the amount of $22,173, plus interest, from IRT, formally known as Triumph Capital, Inc., and Steven Telsey, jointly and severally. The legal action was initiated by Morton I. Singerman. This amount plus accrued interest is included in accrued liabilities.

NOTE I - MANAGEMENT'S PLANS

The Company's financial statements for the three months ended September 30, 1996 and the year ended June 30, 1996 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from development stage activities, as a result of which there is an accumulated deficit as of September 30, 1996. All of these factors raised substantial doubt in prior years about the Company's ability to continue as a going concern without achieving profitable operations, an infusion of capital or additional financing. If the stockholders who received shares for a receivable were to default, such a condition would again exist. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

                     IRT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1996 (UNAUDITED)
                          AND JUNE 30, 1996 (AUDITED)


Management recognizes that the Company must generate additional resources in order to continue. Management's plans include continuing collections on the subscriptions receivable as well as the proposed acquisition of additional revenue producing casinos and the generation of additional net proceeds from a potential private placement offering of shares or debt. Furthermore, management anticipates continuing recently implemented operating activities and generating funds from such activities during the year ending June 30, 1997, and believes that casino operations will achieve profitability soon.

NOTE J - SUBSEQUENT EVENTS

Including payments received prior to September 30, 1996, the Company has received approximately $415,494 as of March 14, 1997, from the Stock Subscription Receivable described above.

As of September 10, 1996, the Company has filed an application to list the Company's common stock for trading on the Philadelphia Stock Exchange. The Company started trading on he exchange on February 28, 1997. The Company has also started the process to change its business name to "Intercontinental Gaming and Resorts" to more accurately reflect the new scope of the Company's business activities.