Form 10QSB
period 1996-12-31
IRT INDUSTRIES INC
filed 1997-04-01
CIK 806030

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------


(Mark one)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    December 31, 1996
                              --------------------------------------------------

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES ACT OF 1934

For the transition period from                         to
                              ------------------------    ----------------------


Commission file number:     0-15347
                       --------------------

                            IRT INDUSTRIES, INC.
       ---------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


             FLORIDA                                         59-2720096
---------------------------------                        ------------------
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                        Identification No.)


         Suite 128, 2400 E. Las Olas Blvd., Ft. Lauderdale, FL 33301
 -----------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                      (954) 525-8815
 -----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
 -----------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   -----   -----

As at March 12, 1997, the registrant had outstanding 10,303,313 shares of Common Stock, which includes 16,667 Treasury Shares in the Company, par value $0.0001.

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



                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Not Applicable

ITEM 2.  CHANGES IN SECURITIES.

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a).   EXHIBIT TABLE

--------------------------------------------------------------------------------
      ITEM NO.                       ITEM                           LOCATION
--------------------------------------------------------------------------------
         3(i)        Articles of Incorporation                          *
--------------------------------------------------------------------------------
         3(ii)       By-laws                                            *

--------------------------------------------------------------------------------


*Previously filed with U.S. Securities and Exchange commission, File Number
 0-15347

IRT INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

                                                                                           December        June
                                                                                           31, 1996       30, 1996
                                                                                          (Unaudited)     (Audited)
                                                                                        --------------- -------------
                                        ASSETS
CURRENT ASSETS
    Cash in Bank                                                                        $        62,586 $      18,675
    Prepaid Rent (Current Portion)                                                               84,000        84,000
    Other Current Assets                                                                          6,735             -
                                                                                        --------------- -------------
                                                                                                153,321       102,675

PROPERTY & EQUIPMENT
    Net of accumulated depreciation of $16,030 and $3,654                                       423,578       291,278

OTHER ASSETS
    Casino Interests, net of accumulated amortization of $114,267 and $31,222                 2,383,383     1,913,778
    Prepaid Rent - Long-term Portion                                                             70,000       112,000
    Security Deposits                                                                            12,898           248
                                                                                        --------------- -------------
                                                                                              2,466,281     2,026,026
                                                                                        --------------- -------------

        TOTAL ASSETS                                                                    $     3,043,180 $   2,419,979
                                                                                        =============== =============

                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts Payable                                                                    $       125,808 $      35,430
    Accrued and Other Current Liabilities                                                        64,195        65,001
                                                                                        --------------- -------------
        TOTAL CURRENT LIABILITIES                                                               190,003       100,431

SHAREHOLDERS' EQUITY
    Common Stock                                                                                  1,034         1,002
    Capital in Excess of Par                                                                  7,740,569     7,040,581
    Accumulated Deficit                                                                      (3,901,426)   (3,455,163)
    Treasury Stock, at Par Value                                                                    (60)          (60)
    Stock Subscription Receivable                                                              (986,940)   (1,266,812)
                                                                                        --------------- -------------
        TOTAL STOCKHOLDERS'  EQUITY                                                           2,853,177     2,319,548
                                                                                        --------------- -------------
            TOTAL LIABILITIES AND
                STOCKHOLDERS'  EQUITY                                                   $     3,043,180 $   2,419,979
                                                                                        =============== =============

(The accompanying notes are an integral part of this financial statement.)

IRT INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Loss

                                                             Three Months Ended             Six Months Ended
                                                          December       December        December      December
                                                          30, 1996       30, 1995        30, 1996      30, 1995
                                                         (Unaudited)    (Unaudited)     (Unaudited)   (Unaudited)
                                                         -----------    -----------     -----------   -----------
INCOME
    Income from Gaming Operations                        $   546,331    $         -     $   904,705   $         -
    Less Payment of Winnings                                (472,377)             -        (776,807)            -
                                                         -----------    -----------     -----------   -----------
        Gross Income                                          73,954              -         127,898             -

OPERATING EXPENSES
    Administrative Fees                                       15,000              -          30,000             -
    Advertising & Promotion                                   26,891              -          39,726             -
    Bank & Credit Card Charges                                 2,769             36           4,054           103
    Computer Services                                              -              -           1,234             -
    Depreciation & Amortization                               54,994              -          95,681             -
    Employee Benefits & Taxes                                 14,282              -          19,977             -
    Licenses & Taxes                                          20,770              -          22,236           250
    Miscellaneous                                              3,760              -           4,112             -
    Office Expense                                             2,076              -           4,952             -
    Operating Expenses                                        38,026              -          75,217             -
    Professional Services                                    137,493              -         167,479         1,400
    Rent                                                      71,220              -         117,318             -
    Security                                                   1,014              -           3,308             -
    Table Taxes                                               (9,506)             -              -              -
    Telephone                                                  1,409              -           2,865             -
    Transfer Agent & Service Bureau Fees                       4,156              -           4,156             -
    Travel & Entertainment                                    17,291              -          29,694             -
    Wages & Bonus                                             32,420              -          56,566             -
                                                         -----------    -----------     -----------   -----------
        Total Expenses                                       434,065             36         678,575         1,753

OTHER INCOME
    Interest                                                  28,940              -         104,414             -
                                                         -----------    -----------     -----------   -----------
                                                              28,940              -         104,414             -
                                                         -----------    -----------     -----------   -----------
            Net Loss                                     $  (331,171)   $       (36)    $  (446,263)  $    (1,753)
                                                         ===========    ===========     ===========   ===========



(The accompanying notes are an integral part of this financial statment.)

IRT INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

                                                                                              Six Months
                                                                                                Ended
                                                                                               December
                                                                                               31, 1996
                                                                                              (Unaudited)
                                                                                              -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                                                     (446,263)
    Adjustments to reconcile net loss from development stage
        activities to net cash provided (used) by operating activities:
           Amortization                                                                            83,045
           Depreciation                                                                            12,637
           Increase in:
               Accounts Payable                                                                    90,378
               Other Current Assets                                                                (6,735)
           Decrease in:
               Prepaid Rent                                                                        42,000
               Accrued and Other Current Liabilities                                                 (806)
                                                                                              -----------
                   Net Cash used by operating activities                                         (225,744)

CASH FLOWS FROM INVESTING ACTIVITIES
    Receipts:
        Disposition of property and equipment                                                       2,413
                                                                                              -----------
            Net cash provided used by investing activities                                          2,413

CASH FLOWS FROM FINANCING ACTIVITIES
    Receipts:
        Proceeds from issuance of common stock                                                    279,892
                                                                                              -----------
            Receipts from financing activities                                                    279,892

    Disbursements:
        Security Deposits                                                                         (12,650)
                                                                                              -----------
            Disbursements from financing activities                                               (12,650)
                                                                                              -----------
                Net cash provided by financing activities                                         267,242
                                                                                              -----------
NET INCREASE IN CASH AND EQUIVALENTS                                                               43,911

CASH AND EQUIVALENTS - BEGINNING                                                                   18,675
                                                                                              -----------
CASH AND EQUIVALENTS - ENDING                                                                      62,586
                                                                                              ===========
SUPPLEMENTAL DISCLOSURES:
    Common stock issued to acquire casino interest                                                552,650
    Common stock issued to acquire casino equipment                                               147,350

(The accompanying notes are an integral part of this financial statement.)

IRT INDUSTRIES, INC.
Consolidated Statements of Stockholders' Equity

                                                                                          Common    Additional
                                                                             Number       Stock       Paid-in       Accumulated
                                                                            of Shares     Amount      Capital         Deficit
                                                                           -----------   --------   ------------   -------------
Balance - June 30, 1995 - Audited                                            3,010,193   $    301   $  3,160,719   $  (3,230,788)

  Adjustment for issuance of prior year shares                                     440          -              -               -
  Capitalization of note payable Officer/Director                                  -            -         56,737               -
  Issuance of common stock for subscription receivable                       4,000,000         400     1,499,600               -
  Imputed interest on common stock subscription receivable                         -           -        (228,674)              -
  Issuance of common stock                                                      20,000           2         4,998               -
  Issuance of common stock for debt                                          2,380,000         238       594,762               -
  Issuance of common stock for services                                        300,000          30       112,470               -
  Issuance of common stock for casino                                          289,361          29     1,699,971               -
  Issuance of common stock for casino furniture and equipment                   23,289           2       139,998               -
  Net Loss for 1996                                                                  -           -             -        (224,375)
                                                                           -----------   ---------  -------------  -------------
Balance - June 30, 1996 - Audited                                           10,023,283       1,002     7,040,581      (3,455,163)

  Issuance of common stock pursuant to exercise of stock options               200,000          20             -               -
  Issuance of common stock for casino                                          116,666          12       699,988               -
  Net Loss for the three months ended September 30, 1996 - Unaudited                 -           -             -        (446,263)
  Payments received on stock for subscription receivable                             -           -             -               -
  Imputed interest on common stock subscription receivable                           -           -             -               -
                                                                           -----------   ---------  -------------  -------------
Balance - December 31, 1996 - Unaudited                                     10,339,949   $   1,034  $  7,740,569   $  (3,901,426)
                                                                           ===========   =========  =============  =============


(The accompanying notes are an integral part of this financial statement.)

                                                                                                               Total
                                                                                                            Stockholders'
                                                                                             Stock             Equity
                                                                            Treasury      Subscription       (Deficiency
                                                                              Stock        Receivable         in Assets
                                                                           -----------   --------------    ---------------
Balance - June 30, 1995 - Audited                                          $       (60)  $            -    $       (69,828)

  Adjustment for issuance of prior year shares                                       -                -                  -
  Capitalization of note payable Officer/Director                                    -                -             56,737
  Issuance of common stock for subscription receivable                               -       (1,429,315)            70,685
  Imputed interest on common stock subscription receivable                           -          162,503            (66,171)
  Issuance of common stock                                                           -                -              5,000
  Issuance of common stock for debt                                                  -                -            595,000
  Issuance of common stock for services                                              -                -            112,500
  Issuance of common stock for casino                                                -                -          1,700,000
  Issuance of common stock for casino furniture and equipment                        -                -            140,000
  Net Loss for 1996                                                                  -                            (224,375)
                                                                           -----------   --------------    ---------------
Balance - June 30, 1996 - Audited                                                  (60)      (1,266,812)         2,319,548
                                                                           -----------   --------------    ---------------
  Issuance of common stock pursuant to exercise of stock options                     -                -                 20
  Issuance of common stock for casino                                                -                -            700,000
  Net Loss for the three months ended September 30, 1996 - Unaudited                 -                            (446,263)
  Payments received on stock for subscription receivable                             -          387,286            387,286
  Imputed interest on common stock subscription receivable                           -         (104,414)          (104,414)
                                                                           -----------   --------------    ---------------
Balance - December 31, 1996 - Unaudited                                    $       (60)  $     (983,940)   $     2,856,177
                                                                           ===========   ==============    ===============

                     IRT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (UNAUDITED)
                          AND JUNE 30, 1996 (AUDITED)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITY

IRT Industries, Inc. (IRT) was incorporated in Florida in August 1986 under the name Triumph Capital, Inc. (Triumph). Triumph was originally engaged in the stock transfer business. In 1992, Triumph changed its name to IRT as part of a reorganization in which it exchanged 2,900,000 of its common stock for all of the issued and outstanding shares of IRT Industries, Inc., a company incorporated in California on December 13, 1990, pursuing environmental business opportunities. Triumph then merged into IRT and reincorporated in the State of Florida. By the end of the fiscal year ended June 30, 1996, IRT had discontinued most of its prior business activities. On March 1, 1996, the management of the Company changed following the sale of a substantial amount of outstanding shares of common stock. Under its new management, the Company has actively sought international casino acquisition opportunities throughout Latin America. During the fiscal year ended June 30, 1996, the Company acquired a casino interest and licenses in Costa Rica including a leased facility purchased by a recently formed wholly owned subsidiary, Juegos Ruro, S.A. (Juegos). In September 30, 1996, the Company acquired another casino interest and license in Costa Rica that is being operated by its wholly owned subsidiary, Casino Bahia Ballena, S.A. (Ballena). The Company is currently in the process of seeking other casino interests. The Company currently owns and operates two casino businesses in Central America, which together with South America, is the primary location in which it is focusing its acquisition efforts.

CASH AND EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

CONCENTRATION OF CREDIT RISK

As of December 31, 1996, and June 30, 1996, the Company had outstanding stock subscriptions receivable, from two separate individuals, that were assigned to a corporation with the Company's consent. The carrying value of these receivables was reduced to estimated fair market value by imputing interest.

                     IRT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (UNAUDITED)
                          AND JUNE 30, 1996 (AUDITED)


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

                     IRT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (UNAUDITED)
                          AND JUNE 30, 1996 (AUDITED)


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

FOREIGN CURRENCY CONVERSION

The operating currency of the wholly owned subsidiary located in Costa Rica is the colone. The financial statements at December 31, 1996, and June 30, 1996, were converted to U.S. dollars based on the average monthly exchange rate. Because there was little fluctuation in the rate of exchange, no gain or loss from currency fluctuation has been reflected in these financial statements.

                     IRT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (UNAUDITED)
                          AND JUNE 30, 1996 (AUDITED)


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

AMORTIZATION OF CASINO LICENSES AND INTERESTS

For the six months ended December 31, 1996, and the year ended June 30, 1996, amortization related to the acquisition of the floating gaming casino license and the casino was $83,045 and $31, 222, respectively.

                     IRT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (UNAUDITED)
                          AND JUNE 30, 1996 (AUDITED)


ACQUISITION OF FURNITURE AND CASINO EQUIPMENT

In a separate transaction, on May 9, 1996, the Company issued 23,289 shares of common stock and received furniture and casino equipment to be used in future operations. The furniture and casino equipment have been valued at $140,000.

NOTE C - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107. The fair value amounts have been determined based on available market information and appropriate valuation methodology. The carrying amounts and estimated fair values of the Company's financial assets and liabilities as of December 31, 1996, and June 30, 1996, for cash and accounts payable approximate fair value. The fair value of the stock subscriptions receivable are estimated based on an annual interest rate of 18% and the anticipated dates of payment and have been discounted accordingly for the recorded carrying amount. Fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment; therefore, fair value cannot be determined with precision.

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:



                                           DECEMBER      JUNE
                                           31, 1996    30, 1996
                                          (UNAUDITED)  (AUDITED)
                                          -----------  ---------
      Furniture and fixtures              $     5,068  $   7,742
      Leasehold Improvements                    7,350          -
      Casino equipment                        427,190    287,190
      Accumulated depreciation                (16,030)    (3,654)
                                          -----------  ---------

                                          $   423,578  $ 291,278
                                          ===========  =========


For the six months ended December 31, 1996, and for the year ended June 30, 1996, respectively, depreciation related to the above assets was $12,637 and $2,641.

                     IRT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (UNAUDITED)
                          AND JUNE 30, 1996 (AUDITED)


NOTE E - RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTIES

During the six months ended December 31, 1996 and the year ended June 30, 1996, various legal fees and costs of approximately $40,000 and $34,000, respectively, were charged to the Company by a law firm whose principal is also a shareholder and member of management of the Company. The outstanding balance as of December 31, 1996, and June 30, 1996, respectively, was approximately $55,000 and $20,000, and is included in accounts payable. Additionally, reflected in Accrued and Other Current Liabilities at June 30, 1996, is $100 owed to the legal counsel for the advance of the initial deposit required to open a bank account for the Company.

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

                     IRT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (UNAUDITED)
                          AND JUNE 30, 1996 (AUDITED)


NOTE F - STOCKHOLDER'S EQUITY

COMMON STOCK

The Company has authorized 100,000,000 shares of common stock with a par value of $.0001 per share. At December 31, 1996, and June 30, 1996, 10,303,313 shares and 9,710,663 shares, respectively, were issued and outstanding. The Company has no other authorized or outstanding securities of any class. Additional issuances of 289,361 and 23,289 shares are in the process of being issued and documented and are included as issued and outstanding at June 30, 1996. The Company issued 300,000 shares of common stock in exchange for consulting services.

STOCK SUBSCRIPTIONS RECEIVABLE

On March 13, 1996, the Company issued 2,400,000 of common stock in exchange for $5,000 cash and a promissory note in the amount of $595,000 This promissory note was subsequently canceled in payment of the purchase price of a floating gaming license.

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

Interest in the amount of $228,674 has been imputed on this receivable based on an annual percentage rate of 18%, and has been reflected in the financial statements as a reduction in the value of the receivable. As a result, interest of $104,414 and $66,171 was considered earned during the six months ended December 31, 1996 and the year ended June 30, 1996, respectively.

                     IRT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (UNAUDITED)
                          AND JUNE 30, 1996 (AUDITED)


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

                     IRT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (UNAUDITED)
                          AND JUNE 30, 1996 (AUDITED)


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

The lease provides for options to renew for additional ten (10) year periods. Management expects that the options will be exercised. Rental payments are $7,000 per month with an eight percent (8%) escalation clause. The seller of the leasehold interests tot he Company agreed to pay the owner of the hotel $900,000 in eight quarterly payments of $112,500 commencing on August 1, 1996, which amounts were included in the original lease as rental payments. The terms of the lease were such that the quarterly payments were guaranteed s additional rents if not made to the hotel's owner by the seller. This provision has since been rescinded by mutual agreement.

Minimum future lease expenses of all non-cancelable operating leases (currently prepaid) for the next five years are as follows:


                                               DECEMBER      JUNE
                                               31, 1996    30, 1996
                                              (UNAUDITED)  (AUDITED)
                                              -----------  ---------
                 Year 1                       $    84,000  $  84,000
                 Year 2                            70,000     84,000
                 Year 3                                 -     28,000
                 Year 4                                 -          -
                 Year 5 and thereafter                  -          -
                                              -----------  ---------

                                              $   154,000  $ 196,000
                                              ===========  =========


Rent expense for the six months ended December 31, 1996, and the year ended June 30, 1996, was $117,318 and $14,000, respectively.

                     IRT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (UNAUDITED)
                          AND JUNE 30, 1996 (AUDITED)


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

LITIGATION

A lawsuit against the Company was settled on March 13, 1995, to recover license agreement royalties in the amount of $6,000. The legal action was initiated by Herman J. Schellstede, licenser of certain patents included in the license agreement. This amount plus accrued interest is included in accrued liabilities at December 31, 1996 and June 30, 1996.

A lawsuit against the Company was settled on November 16, 1994, in the amount of $22,173, plus interest, from IRT, formally known as Triumph Capital, Inc., and Steven Telsey, jointly and severally. The legal action was initiated by Morton I. Singerman. This amount plus accrued interest is included in accrued liabilities.

NOTE I - MANAGEMENT'S PLANS

The Company's financial statements for the six months ended December 31, 1996 and the year ended June 30, 1996 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from development stage activities, as a result of which there is an accumulated deficit as of December 31, 1996. All of these factors raised substantial doubt in prior years about the Company's ability to continue as a going concern without achieving profitable operations, an infusion of capital or additional financing. If the stockholders who received shares for a receivable were to default, such a condition would again exist. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

                     IRT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (UNAUDITED)
                          AND JUNE 30, 1996 (AUDITED)


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

NOTE J - SUBSEQUENT EVENTS

Including payments received prior to December 31, 1996, the Company has received approximately $415,494 as of March 14, 1997, from the Stock Subscription Receivable described above.

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


                                                IRT INDUSTRIES, INC.
                                      ----------------------------------------
                                                    (Registrant)

Date  3/21/97                     BY: /s/ Richard R. Rossi
    ----------------------            ------------------------------------------
                                      Richard R. Rossi, President and Treasurer
                   (Principal Executive Officer and Principal Financial Officer)