Form 10QSB
period 1997-03-31
IRT INDUSTRIES INC
filed 1997-06-04
CIK 806030

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
-------------------------------------------------------------------------------
(Mark one)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 1997
                              ------------------------------------------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

For the transition period from                  to
                                ---------------    --------------------

Commission file number:          0-15347
                        -------------------------

                              IRT INDUSTRIES, INC.
      -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                FLORIDA                                         59-2720096
--------------------------------------------               -------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
            or organization)                                Identification No.)

          Suite 128, 2400 E. Las Olas Blvd., Ft. Lauderdale, FL 33301
      -------------------------------------------------------------------
                    (Address of principal executive offices)
                                    (Zip Code)

                                 (954) 525-8815
      -------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
      -------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No
                                                  ----    -----

As at June 2, 1997, the registrant had outstanding 10,318,523 shares of Common Stock, par value $0.0001.

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Please see enclosed financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company's plan of operation for the twelve month period June 30, 1996, to June 30, 1997, is to continue Management's efforts. Specifically:

a. Management believes that, based upon current income and projected income estimates, the Company can satisfy cash requirements through the end of 1996, but anticipates a need to raise additional funds for acquisitions and operational needs;

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

c. Management is pursuing, the purchase of large quantities of casino chips and related gaming equipment to lower the costs of such items through volume purchases, and

d. Management is focusing on, also, the hiring and training of additional employees for anticipated, with no assurance, acquisitions or for newly established casino operations.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Not Applicable

ITEM 2.  CHANGES IN SECURITIES.

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

IRT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                        MARCH 31,         JUNE 30,
                                                                          1997              1996
                                                                       (UNAUDITED)        (AUDITED)
                                                                       -----------        ---------

                          ASSETS

CURRENT ASSETS
    Cash in Bank                                                       $    99,346       $    18,675
    Prepaid Rent (Current Portion)                                          84,000            84,000
    Other Current Assets                                                    18,702              --
                                                                       -----------       -----------
                                                                           202,048           102,675

PROPERTY & EQUIPMENT
    Net of accumulated depreciation of $24,942 and $3,654                  415,219           291,278

OTHER ASSETS
    Casino Interests, net of accumulated amortization of
    $160,394 and $31,222                                                 2,337,256         1,913,778
    Prepaid Rent - Long-term Portion                                        49,000           112,000
    Security Deposits                                                       12,898               248
                                                                       -----------       -----------
                                                                         2,399,154         2,026,026
                                                                       -----------       -----------

        TOTAL ASSETS                                                   $ 3,016,421       $ 2,419,979
                                                                       ===========       ===========

            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts Payable                                                   $   159,515       $    35,430
    Accrued and Other Current Liabilities                                   65,726            65,001
                                                                       -----------       -----------
        TOTAL CURRENT LIABILITIES                                          225,241           100,431

SHAREHOLDERS' EQUITY
    Common Stock                                                             1,034             1,002
    Capital in Excess of Par                                             7,740,569         7,040,581
    Accumulated Deficit                                                 (4,172,605)       (3,455,163)
    Treasury Stock, at Par Value                                               (60)              (60)
    Stock Subscription Receivable                                         (777,758)       (1,266,812)
                                                                       -----------       -----------
        TOTAL STOCKHOLDERS'  EQUITY                                      2,791,180         2,319,548
                                                                       -----------       -----------
            TOTAL LIABILITIES AND
                STOCKHOLDERS'  EQUITY                                  $ 3,016,421       $ 2,419,979
                                                                       ===========       ===========


(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.)

IRT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      NINE MONTHS
                                                                         ENDED
                                                                       MARCH 31,
                                                                         1997
                                                                      (UNAUDITED)
                                                                      -----------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net Loss                                                           $(717,442)
    Adjustments to reconcile net loss from development stage
        activities to net cash provided (used) by
        operating activities:
           Amortization                                                  129,172
           Depreciation                                                   21,549
           Increase in:
               Accounts Payable                                          124,085
               Other Current Assets                                      (18,702)
               Accrued and Other Current Liabilities                         725
           Decrease in:
               Prepaid Rent                                               63,000
                                                                       ---------
                   Net Cash used by operating activities                (397,613)

CASH FLOWS FROM INVESTING ACTIVITIES
    Receipts:
        Disposition of property and equipment                              1,860
                                                                       ---------
            Net cash provided used by investing activities                 1,860

CASH FLOWS FROM FINANCING ACTIVITIES
    Receipts:
        Proceeds from stock subscriptions receivable                     489,074
                                                                       ---------
            Receipts from financing activities                           489,074

    Disbursements:
        Security Deposits                                                (12,650)
                                                                       ---------
            Disbursements from financing activities                      (12,650)
                                                                       ---------
                Net cash provided by financing activities                476,424
                                                                       ---------
NET INCREASE IN CASH AND EQUIVALENTS                                      80,671

CASH AND EQUIVALENTS - BEGINNING                                          18,675
                                                                       ---------
CASH AND EQUIVALENTS - ENDING                                          $  99,346
                                                                       =========
SUPPLEMENTAL DISCLOSURES:
    Common stock issued to acquire casino interest                     $ 552,650
    Common stock issued to acquire casino equipment                    $ 147,350


(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.)

IRT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS

                                              Three Months Ended             Nine Months Ended
                                            March 31,      March 31,      March 31,      March 31,
                                              1997           1996           1997           1996
                                           (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)      12-31-96      12-31-95
                                           -----------    -----------    -----------    -----------      --------      --------
INCOME
    Income from Gaming Operations          $   606,679           --      $ 1,511,384    $      --          904,705           --
    Less Payment of Winnings                  (459,732)          --       (1,236,539)          --         (776,807)          --
                                           -----------    -----------    -----------    -----------    -----------    -----------
        Gross Income                           146,947           --          274,845           --          127,898           --

OPERATING EXPENSES
    Administrative Fees                           --             --           30,000           --           30,000           --
    Advertising & Promotion                     38,418           --           78,143           --           39,725           --
    Bank & Credit Card Charges                   3,989             44          8,043            147          4,054            103
    Computer Services                             --             --            1,234           --            1,234           --
    Depreciation & Amortization                 55,039           --          150,721           --           95,682           --
    Employee Benefits & Taxes                    7,562           --           27,539           --           19,977           --
    Licenses & Taxes                             4,337           --           26,573            250         22,236            250
    Miscellaneous                                1,568           --            5,680           --            4,112           --
    Office Expense                               1,829           --            6,781           --            4,952           --
    Operating Expenses                          18,009           --           93,226           --           75,217           --
    Professional Services                      192,346         24,980        359,825         26,380        167,479          1,400
    Rent                                        64,090           --          181,408           --          117,318           --
    Security                                     2,110           --            5,418           --            3,308           --
    Telephone                                    1,222           --            4,087           --            2,865           --
    Transfer Agent & Service Bureau Fees         5,917          3,560         10,073          3,560          4,156           --
    Travel & Entertainment                      19,291           --           48,985           --           29,694           --
    Wages & Bonus                               41,479           --           98,045           --           56,566           --
                                           -----------    -----------    -----------    -----------    -----------    -----------
        Total Expenses                         457,206         28,584      1,135,781         30,337        678,575          1,753

OTHER INCOME
    Interest                                    39,080           --          143,494           --          104,414           --
                                           -----------    -----------    -----------    -----------    -----------    -----------
                                                39,080           --          143,494           --          104,414           --
                                           -----------    -----------    -----------    -----------    -----------    -----------
            Net Loss                       $  (271,179)   $   (28,584)   $  (717,442)       (30,337)      (446,263)        (1,753)
                                           ===========    ===========    ===========    ===========    ===========    ===========





(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.)

IRT INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                                           TOTAL
                                                                                                                       STOCKHOLDERS'
                                                          COMMON     ADDITIONAL                             STOCK         EQUITY
                                                NUMBER    STOCK       PAID-IN     ACCUMULATED  TREASURY  SUBSCRIPTION   (DEFICIENCY
                                              OF SHARES   AMOUNT      CAPITAL       DEFICIT      STOCK     RECEIVABLE    IN ASSETS)
                                              ---------   ------     ----------   -----------  --------  ------------ -------------
Balance - June 30, 1995 - Audited             3,010,193   $  301   $ 3,160,719   $(3,230,788)   $(60)   $      --      $   (69,828)

    Adjustment for issuance of prior
       year shares                                  440     --            --            --       --            --             --
    Capitalization of note payable
       Officer/Director                            --       --          56,737          --       --            --           56,737
    Issuance of common stock for
       subscription receivable                4,000,000      400     1,499,600          --       --      (1,429,315)        70,685
    Imputed interest on common stock
       subscription receivable                     --       --        (228,674)         --       --         162,503        (66,171)
    Issuance of common stock                     20,000        2         4,998          --       --            --            5,000
    Issuance of common stock for debt         2,380,000      238       594,762          --       --            --          595,000
    Issuance of common stock for services       300,000       30       112,470          --       --            --          112,500
    Issuance of common stock for casino         289,361       29     1,699,971          --       --            --        1,700,000
    Issuance of common stock for casino
       furniture and equipment                   23,289        2       139,998          --       --            --          140,000
    Net Loss for 1996                              --       --            --        (224,375)    --        (224,375)
                                             ----------   ------   -----------   -----------    ----    -----------    -----------
Balance - June 30, 1996 - Audited            10,023,283    1,002     7,040,581    (3,455,163)    (60)    (1,266,812)     2,319,548

    Issuance of common stock pursuant to
       exercise of stock options                200,000       20          --            --       --            --               20
    Issuance of common stock for casino         116,666       12       699,988          --       --            --          700,000
    Net Loss for the nine months ended
       March 31, 1997 - Unaudited                  --       --            --        (717,442)    --        (717,442)
    Payments received on stock for
       subscription receivable                     --       --            --            --       --         632,547        632,547
    Imputed interest on common stock
       subscription receivable                     --       --            --            --       --        (143,493)      (143,493)
                                             ----------   ------   -----------   -----------    ----    -----------    -----------
Balance - March  31, 1997 - Unaudited        10,339,949   $1,034   $ 7,740,569   $(4,172,605)   $(60)   $  (777,758)   $ 2,791,180
                                             ==========   ======   ===========   ===========    ====    ===========    ===========


(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.)

                     IRT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1997 (UNAUDITED)
                          AND JUNE 30, 1996 (AUDITED)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITY

IRT Industries, Inc. (IRT) was incorporated in Florida in August 1986 under the name Triumph Capital, Inc. (Triumph). Triumph was originally engaged in the stock transfer business. In 1992, Triumph changed its name to IRT as part of a reorganization in which it exchanged 2,900,000 of its common stock for all of the issued and outstanding shares of IRT Industries, Inc., a company incorporated in California on December 13, 1990, pursuing environmental business opportunities. Triumph then merged into IRT and reincorporated in the State of Florida. By the end of the fiscal year ended June 30, 1996, IRT had discontinued most of its prior business activities. On March 1, 1996, the management of the Company changed. Under its new management, the Company has actively sought international casino acquisition opportunities throughout Latin America. During the fiscal year ended June 30, 1996, the Company acquired a casino interest and licenses in Costa Rica including a leased facility purchased by a recently formed wholly owned subsidiary, Juegos Ruro, S.A. (Juegos). In September 30, 1996, the Company acquired another casino interest and license in Costa Rica that is being operated by its wholly owned subsidiary, Casino Bahia Ballena, S.A. (Ballena). The Company is currently in the process of seeking other casino interests. The Company currently owns and operates two casino businesses in Central America, which together with South America, is the primary location in which it is focusing its acquisition efforts.

CASH AND EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

CONCENTRATION OF CREDIT RISK

As of March 31, 1997, and June 30, 1996, the Company had outstanding stock subscriptions receivable, from two separate individuals, that were assigned to a corporation with the Company's consent. The carrying value of these receivables was reduced to estimated fair market value by imputing interest.

                     IRT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1997 (UNAUDITED)
                          AND JUNE 30, 1996 (AUDITED)


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

                      IRT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1997 (UNAUDITED)
                           AND JUNE 30, 1996 (AUDITED)


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

FOREIGN CURRENCY CONVERSION

The operating currency of the wholly owned subsidiary located in Costa Rica is the colone. The financial statements at March 31, 1997, and June 30, 1996, were converted to U.S. dollars based on the average monthly exchange rate. Because there was little fluctuation in the rate of exchange, no gain or loss from currency fluctuation has been reflected in these financial statements.

                      IRT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1997 (UNAUDITED)
                           AND JUNE 30, 1996 (AUDITED)


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

AMORTIZATION OF CASINO LICENSES AND INTERESTS

For the nine months ended March 31, 1997, and the year ended June 30, 1996, amortization related to the acquisition of the floating gaming casino license and the casino was $160,394 and $31,222, respectively.

                     IRT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1997 (UNAUDITED)
                          AND JUNE 30, 1996 (AUDITED)


ACQUISITION OF FURNITURE AND CASINO EQUIPMENT

In a separate transaction, on May 9, 1996, the Company issued 23,289 shares of common stock and received furniture and casino equipment to be used in future operations. The furniture and casino equipment have been valued at $140,000.

NOTE C - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107. The fair value amounts have been determined based on available market information and appropriate valuation methodology. The carrying amounts and estimated fair values of the Company's financial assets and liabilities as of March 31, 1997, and June 30, 1996, for cash and accounts payable approximate fair value. The fair value of the stock subscriptions receivable are estimated based on an annual interest rate of 18% and the anticipated dates of payment and have been discounted accordingly for the recorded carrying amount. Fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment; therefore, fair value cannot be determined with precision.

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:


                                     March 31,           June 30,
                                       1997                1996
                                    (Unaudited)         (Audited)
                                   ------------       ------------

   Furniture and fixtures          $      5,621       $      7,742
   Leasehold Improvements                 7,350                 --
   Casino equipment                     427,190            287,190
   Accumulated depreciation             (24,942)            (3,654)
                                   ------------       ------------

                                   $    415,219       $    291,278
                                   ============       ============


For the nine months ended March 31, 1997, and for the year ended June 30, 1996, respectively, depreciation related to the above assets was $24,942 and $2,641.

                      IRT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1997 (UNAUDITED)
                           AND JUNE 30, 1996 (AUDITED)


NOTE E - RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTIES

During the nine months ended March 31, 1997 and the year ended June 30, 1996, various legal fees and costs of approximately $52,000 and $34,000, respectively, were charged to the Company by a law firm whose principal is also a shareholder and member of management of the Company. The outstanding balance as of March 31, 1997, and June 30, 1996, respectively, was approximately $30,000 and $20,000, and is included in accounts payable. Additionally, reflected in Accrued and Other Current Liabilities at June 30, 1996, is $100 owed to the legal counsel for the advance of the initial deposit required to open a bank account for the Company.

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

                      IRT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1997 (UNAUDITED)
                           AND JUNE 30, 1996 (AUDITED)


NOTE F - STOCKHOLDER'S EQUITY

COMMON STOCK

The Company has authorized 100,000,000 shares of common stock with a par value of $.0001 per share. At March 31, 1997, and June 30, 1996, 10,303,313 shares and 9,710,663 shares, respectively, were issued and outstanding. The Company has no other authorized or outstanding securities of any class. Additional issuances of 289,361 and 23,289 shares are in the process of being issued and documented and are included as issued and outstanding at June 30, 1996. The Company issued 300,000 shares of common stock in exchange for consulting services.

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

Interest in the amount of $228,674 has been imputed on this receivable based on an annual percentage rate of 18%, and has been reflected in the financial statements as a reduction in the value of the receivable. As a result, interest of $143,493 and $66,171 was considered earned during the nine months ended March 31, 1997 and the year ended June 30, 1996, respectively.

                      IRT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1997 (UNAUDITED)
                           AND JUNE 30, 1996 (AUDITED)


STOCK OPTIONS

On February 29, 1996, the Board of Directors granted an option to a former officer/stockholder to purchase 200,000 shares of common stock at an exercise price of $.0001 per share. The options may be exercised for a period of two years between March 1, 1996, to March 1, 1998. On July 30, 1996, all options were exercised.


NOTE G - INCOME TAXES

The Company and its subsidiary do not file consolidated income tax returns. For the year ended June 30, 1996, the Company generated for U.S. income tax purposes a net operating loss carryforward, of approximately $173,447, that expires in the year 2011. The Company had a net operating loss carryforward of approximately $575,000 as of June 30, 1995. However, as of March 1, 1996, and subsequent, there were ownership changes in the Company as defined in Section 382 of the Internal Revenue Code. As a result of these changes, the Company's ability to utilize net operating losses and capital losses available before the ownership change is restricted to a total of approximately $43,860 per year (approximately 7% of the market value of the Company at the time of the ownership change). Therefore, substantial net operating loss carryforwards will be eliminated in future years due to the change in ownership. The utilization of the remaining carryforwards is dependent on the Company's ability to generate sufficient taxable income during the carryforward periods and no further significant changes in ownership.

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

                     IRT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1997 (UNAUDITED)
                          AND JUNE 30, 1996 (AUDITED)


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

The lease provides for options to renew for additional ten (10) year periods. Management expects that the options will be exercised. Rental payments are $7,000 per month with an eight percent (8%) escalation clause. The seller of the leasehold interests to the Company agreed to pay the owner of the hotel $900,000 in eight quarterly payments of $112,500 commencing on August 1, 1996, which amounts were included in the original lease as rental payments. The terms of the lease were such that the quarterly payments were guaranteed as additional rents if not made to the hotel's owner by the seller. This provision has since been rescinded by mutual agreement.

Minimum future lease expenses of all non-cancelable operating leases (currently prepaid) for the next five years are as follows:

                                   March 31,           June 30,
                                     1997                1996
                                  (Unaudited)          (Audited)
                                 ------------         -----------
       Year 1                     $   84,000          $    84,000
       Year 2                         49,000               84,000
       Year 3                              -               28,000
       Year 4                              -                    -
       Year 5 and thereafter               -                    -
                                  ----------          -----------

                                  $  133,000          $   196,000
                                  ==========          ===========


Rent expense for the nine months ended March 31, 1997, and the year ended June 30, 1996, was $181,408 and $14,000, respectively.

                      IRT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1997 (UNAUDITED)
                           AND JUNE 30, 1996 (AUDITED)


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

LITIGATION

A lawsuit against the Company was settled on March 13, 1995, to recover license agreement royalties in the amount of $6,000. The legal action was initiated by Herman J. Schellstede, licenser of certain patents included in the license agreement. This amount plus accrued interest is included in accrued liabilities at March 31, 1997 and June 30, 1996.

A lawsuit against the Company was settled on November 16, 1994, in the amount of $22,173, plus interest, from IRT, formally known as Triumph Capital, Inc., and Steven Telsey, jointly and severally. The legal action was initiated by Morton
I. Singerman. This amount plus accrued interest is included in accrued liabilities.

NOTE I - MANAGEMENT'S PLANS

The Company's financial statements for the nine months ended March 31, 1997 and the year ended June 30, 1996 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from development stage activities, as a result of which there is an accumulated deficit as of March 31, 1997.

                      IRT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1997 (UNAUDITED)
                           AND JUNE 30, 1996 (AUDITED)


Management recognizes that the Company must generate additional resources. Management's plans include continuing collections on the subscriptions receivable as well as the proposed acquisition of additional revenue producing casinos and the generation of additional net proceeds from a potential private placement offering of shares or debt. Furthermore, management anticipates continuing recently implemented operating activities and generating funds from such activities during the year ending June 30, 1997, and believes that casino operations will achieve profitability soon.

NOTE J - SUBSEQUENT EVENTS

Including payments received prior to March 31, 1997, the Company has received approximately $655,602 as of April 21, 1997, from the Stock Subscription Receivable described above.

As of September 10, 1996, the Company has filed an application to list the Company's common stock for trading on the Philadelphia Stock Exchange. The Company started trading on the exchange on February 28, 1997. The Company has also started the process to change its business name to "Intercontinental Gaming and Resorts" to more accurately reflect the new scope of the Company's business activities.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       IRT INDUSTRIES, INC.
                                       ----------------------------------------
                                            (Registrant)



Date    6/2/97                     BY: /s/ Richard R. Rossi
    -------------------                ----------------------------------------
                                       Richard R. Rossi, President and Treasurer
                                       (Principal Executive Officer and
                                       Principal Financial Officer)