Form 10KSB
period 1997-06-30
IRT INDUSTRIES INC
filed 1997-10-29
CIK 806030

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
                  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1997
                  [ ] UNDER SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________to______________________

                         Commission file number: 0-15347

                              IRT INDUSTRIES, INC.
             ------------------------------------------------------
                 (Name of small business issuer in its charter)

          FLORIDA                                            59-2720096
------------------------------------------                ---------------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                           Identification No.)

2400 E. LAS OLAS BLVD., SUITE 128, FT. LAUDERDALE, FL               33301
-------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number: (954) 525-8815

Securities registered under Section 12(b) of the Exchange Act:

                                                  Name of each exchange
                                                  on which registered:
Title of each class: NONE                             NONE

Securities registered under Section 12(g) of the Act:

                          COMMON STOCK $.0001 PAR VALUE
                         -------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for its most recent fiscal year were $363,557.

The aggregate market value of the voting stock held by non-affiliates was approximately $2,838,062 as at October 24,1997, based on the closing sale price of $2.19.

The number of shares of Common Stock outstanding as at October 24, 1997 was 5,060,782.

(1) Affiliates for the purpose of this item refer to the directors, executive officers and persons owning 10% or more of the Company's common stock, of record; however, this determination does not constitute an admission of affiliate status.

                              IRT INDUSTRIES, INC.

                                   FORM 10-KSB

                                TABLE OF CONTENTS

PART I                                                               PAGE
------                                                               ----

ITEM 1.           Description of Business.                              1

ITEM 2.           Description of Property.                             10


PART II
-------

ITEM 5.           Market for Common Equity                             11
                  and Related Stockholder Matters.

ITEM 6.           Management's Discussion and Analysis                 12
                  or Plan of Operation.

ITEM 7.           Financial Statements.                                16


PART III
--------

ITEM 9.           Directors, Executive Officers, Promoters             16
                  and Control Persons; Compliance with Section
                  16(a) of the Exchange Act.

ITEM 10.          Executive Compensation.                              17

ITEM 11.          Security Ownership of Certain                        17
                  Beneficial Owners and Management.

ITEM 12.          Certain Relationships and Related                    19
                  Transactions.

ITEM 13.          Exhibits and Reports on Form 8-K.                    19

                                     PART 1


ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

IRT Industries, Inc., a Florida corporation, is in the business of operating, developing, pursuing, establishing, and otherwise participating in gaming, resort, and related business opportunities in Latin America and the Caribbean. The Company currently owns and operates two casino businesses in Latin America, and owns another casino license and casino business related equipment. The Company seeks to become a leading U.S. public company initially in the Latin American area with respect to gaming and resorts, then expand into the Caribbean market, with the ultimate goal to enter Europe and the United States. While the U.S. is saturated with companies involved in gaming and resort business ventures, only a limited number of U.S. public companies pursue the same or similar business overseas, where opportunities abound. The Company's principal executive offices are located in Fort Lauderdale, Florida, U.S.A., with U.S. management, which oversees the Company's on-going pursuits and business operations; within minutes from the Miami International Airport, a gateway for travel to and from Latin American countries.

The Company operates the Casino Amon in San Jose, Costa Rica, and the Casino Bahia Ballina, located at a resort hotel on the coast in Costa Rica. Utilizing forty-five employees, plus additional professionals and consultants, these operations are the platform from which Management intends to pursue additional gaming and resort related opportunities.

Prior to March, 1996, the Company pursued environmental related business pursuits. The Company is a corporation organized under the laws of the State of Florida, U.S., with an address at 2400 E. Las Olas Blvd., Suite 128, Fort Lauderdale, Florida, 33301, a U.S. telephone number of (954) 525-8815 and facsimile number of (954) 523-9915.

MISSION STATEMENT

The mission of the Company is to seek out, purchase, acquire, develop, and/or otherwise enter into partnerships, joint ventures, and/or other relationships, with respect to casinos, resorts, and/or related businesses, and interests, first in Latin America, then into the Caribbean, then Europe, and ultimately into the U.S.

Management, through employees, consultants and professionals, brings experienced persons with foreign language capability and knowledge of Latin American issues, cultures, and legal requirements, as well as knowledge with respect to public company matters, to propel the Company towards its corporate mission.

OPERATING BUSINESSES

The Company has two operating businesses--the Casino Amon, and the Casino Bahia Ballena. Both casinos are located in Costa Rica, one in San Jose, the capital of Costa Rica and one on the most prominent beach location on the coast. The business operations employ forty-one people, besides professionals and consultants. The businesses currently generate revenues, and are entering into the "high season" with additional anticipated revenue generated in connection with tourism as well as holiday leisure spending. The businesses are fully licensed and operate in conformance with applicable gaming and related laws and regulations in Costa Rica.

CASINO AMON

The Casino Amon is a luxury casino operation, located adjacent to the lobby and convention suites, in the five-star luxury Hotel Amon Park Plaza in San Jose, Costa Rica. The Casino Amon has eight gaming tables, including blackjack and poker type games, as well as slot machines. The casino was acquired with operations commencing in July of 1996. It has 26 employees including a casino manager, bookkeeper, and pit bosses (who monitor the casino gaming employees, as well as customers within their designated areas). Adjacent to the Casino is a bar area from which bar guests are able to easily access the gaming area. Recently, the casino has undertaken the operation of the bar area as part of the casino business, which should produce additional revenues for the operation. The hours for the casino are 6 p.m. until 3 a.m. each evening. The casino is open to hotel guests, tourists from other hotels, as well as local residents. The casino is promoted through various media, including newspaper and radio advertisements, promotions in the hotel as well as other hotels, and distribution of casino information and promotional materials throughout the city of San Jose.

HOTEL AMON

The Hotel Amon Park Plaza, a five-star luxury hotel, has as its trademark "The Art of Hospitality," and derives its name from the rich history and tradition of the neighborhood in which it is located. Only twenty minutes from the international airport, which is the prime air travel opportunity to enter into the country of Costa Rica, the hotel surroundings feature San Jose's finest colonial architecture, museums, theaters, restaurants and night life. Since the doors were open in December 1993, discriminating travelers have been choosing the Amon Park Plaza for both their business and tourist stays. Rooms are exquisitely decorated and feature air-conditioning, cable television, telephone, clock radio, as well as modern bathrooms, and other amenities only the top hotels provide. The hotel provides deluxe rooms, as well as junior and master suites, with security boxes, an executive business center, including fax service, a gift shop, travel agency, secure underground parking, and a gourmet restaurant, as well as valet parking. The hotel hosts business meetings, conventions, seminars and social events in one of four convention suites or "salons."

COSTA RICA

Costa Rica boasts magnificent white-sand beaches with warm waters, a great variety of national parks, protected areas and natural resources, surfing, sport-fishing, balloon-rides, water-rafting, mountain biking and a variety of tourist activities. The country is blessed with a spring-like climate practically year-round, with winter normally lasting May through November, and summer from November to April. The country aggressively pursues foreign investment, and travel from both tourists and business persons through a number of methods including organizations owned and operated, or supported, by the Costa Rican government and private groups. Costa Rican night life is very active with the presence of discotheques, bars, live shows and, of course, casinos. Management believes all these opportunities, which make Costa Rica exciting, benefit the business interests of gaming and resort and related endeavors of the Company.

The population distribution in Costa Rica is important to the business of the Company, and Management plans to analyze it more carefully in the future in relation to expansion goals. Costa Rica spans 19,730 square miles with a population of over three million people, yielding an average population density of approximately 167 inhabitants per square mile. In comparison, it is believed that the average density figure is roughly 70 persons per square mile in the U.S. In size, Costa Rica is often compared to West Virginia, while its population compares to the State of Connecticut. There are several principal provinces, such as San Jose, Alajuela, Heredia, and Cartago which combined total approximately 75% of Costa Rica's total population. The remaining population resides in the regional provinces of Puntarenas, Guanacaste and Limon. It is believed that over 51% of the total population is in the San Jose and extended metropolitan area, which means most of the purchasing power in the Costa Rican market is centrally located in the vicinity of the San Jose casino. This provides the Company with tremendous opportunities for current and future performance of its casino in San Jose, Costa Rica, as well as other casinos that may open in the capital area.

The major channels of communication are commercial television and radio broadcast medias and two major daily newspapers, which are published in Spanish, in addition to two weekly English language newspapers. Further, there are a multitude of Spanish and English magazines published in Costa Rica. The Company advertises its casinos in most of the available publications from time to time.

In regard to the age of the population, approximately 50% of the population is between the ages of 15-44 years old, with the majority of such group (18-44 years old) a prime target for gaming endeavors.

SAN JOSE, COSTA RICA

San Jose, the capital city of Costa Rica, has a population of over one million, excluding tourists, and is located in a sunny valley surrounded by mountains. The city has agreeable temperatures all year round, given it is approximately 1,200 meters above sea level and benefits from the static climate conditions in Costa Rica. San Jose has a very friendly and welcoming atmosphere and interesting cultural activities including several historic museums, art galleries, theaters, as well as the outstanding national theater, which is the home of the national symphony orchestra. The fine arts attractions are also complimented by modern shopping malls, excellent restaurants, sport clubs, golf courses and beautiful parks. San Jose, therefore, experiences heavy international tourist traffic, besides the activities of local inhabitants and visitors from other parts of Costa Rica.

CASINO BAHIA BALLENA

The Casino Bahia Ballena is located on the Puntarenas coast. It was in operation under previous management for approximately two years. The Casino Bahia Ballena is a luxury casino operation located in the "five-star" luxury Hotel Playa Tambor Hotel. The casino has blackjack and poker type games. It has 15 employees.

PLAYA TAMBOR HOTEL

The Playa Tambor Hotel is one of a limited number of five-star, luxury beach hotels, owned by the Spanish hotel chain, Barcelo, which has over 20 hotels worldwide. The Playa Tambor Hotel is advertised at many of the Barcelo locations through literature and other marketing, which includes information about the Company's casino. By leasing a casino in the Barcelo hotel, the Company benefits from tremendous name recognition by international travelers familiar with the five-star standards of the Barcelo hotel chain.

The hotel offers all-inclusive customer stay packages of food, lodging and activities including three meals a day, unlimited beverages, including liquor, water sports, as well as access to horseback riding, mountain hiking, and sport activities. The contemporary rooms are furnished with telephone, air-conditioning, and other amenities. The hotel is accessible by an adjacent air field, and also a newly built airport in Puntarenas, as well as by bus, taxi and rental cars.

PUNTARENAS

Puntarenas, one of the most attractive Costa Rican provinces, is beach side located on the Pacific coast. It is about two hours from San Jose, the capital city. The town has several tourist attractions such as a picturesque market, a "Casa Museum," and other sites. Puntarenas is considered to be one of the most favorable beach locations by visitors, both tourists and inhabitants of Costa Rica. During the "high season" almost every hotel room available in Puntarenas is booked.

SEASONALITY

The Company's current gaming operations in Costa Rica are subject to seasonal variation. Gaming revenues are anticipated to typically increase during the last quarter, first quarter, and partially into the second quarter of each calendar year. Such seasonal variations are primarily due to reliance on the tourism business. Actual seasonal performance may vary from the aforesaid statements.

FORWARD LOOKING STATEMENTS

Discussions herein regarding proposed Company developments and operations include certain forward looking statements which, given the effect of future performance are impacted by unknown variables, such as competition, tourism levels, and economic conditions, and involve risks and uncertainties. Actual results may differ.

PERSONNEL

The Company has 45 full-time employees, besides professionals and consultants, which supply services to the Company. The employees are primarily the casino managers, pit bosses, bookkeepers, and other operational personnel. There are no collective bargaining agreements or unions, of any type. Management believes its relationship with its employees is good. With the expansion of gaming interests, including competition, competitors are likely to actively recruit management and casino personnel, many of whom have been trained at the expense of the Company. No binding employment agreements exist with such personnel, but are being considered.

SERVICE MARKS

The Company is in the process of developing service marks related to its business operations, including Casino Amon and Casino Bahia Ballena. Notwithstanding that service mark registrations have not been filed, the Company asserts ownership of such service marks and intends to defend any competitive usage of same by others. Service marks are important to provide an identity between the Company and its service oriented operations. The Company intends to pursue the completion of service mark establishment and registration, upon advice of legal counsel, in the coming months.

BUSINESS STRATEGY

The Company's business strategy, which it has implemented in its existing operations, emphasizes the operation and development of first class, quality casino facilities and service personnel, including utilization of updated technologies such as casino related computer software for accumulation of casino operational data, and analysis, and modern security measures, such as security cameras, lock-boxes (for gaming proceeds) and recordation of operations utilizing video machines. Included in the strategy is the emphasis of providing the customer a attractive, comfortable environment where patrons can enjoy an evening of gaming which will be memorable and distinctive from certain other casino operations, which maintain lower standards for facilities and service. The Company intends to continue pursuing the acquisition of first class facilities, gaming equipment and related assets. The acquisition of such items will be made, whenever possible, through the issuance of common stock of the Company, so that Company cash may be utilized for operations and purchases where only cash will satisfy third party sellers. By reducing the amount of initial capital commitment, through issuance of common stock in lieu of cash outlays, the Company is able to utilize cash flow from operations as well as any future cash reserves to fund subsequent phases of its business endeavors, which require cash outlays.

Management intends to continue to identify and enter gaming markets which it believes provide long-term attractive opportunities, and possibly enter such markets through strategic alliances or joint venture arrangements with local business leaders, such as hotel owners or nightclub operators.

Utilizing intended future successes within the gaming industry, the Company intends to apply its strategies to resort, and other gaming and resort related businesses. For example, the Company seeks to enter into additional arrangements and relationships with existing resort opportunities in Latin America. While no agreements have been reached, Management is pursuing various opportunities to promote the success of the Company in acquiring and operating the two existing casino businesses in the gaming area as a platform for resort endeavors.

The Company expects to continue reviewing gaming opportunities and other business endeavors and to pursue new markets based on an analysis of regulatory, demographic, competitive and other factors, including Internet Gaming.

Management believes a consistent use of these strategies throughout all operations, contributes to additional future operations, and will foster customer loyalty, enhance the ability to compete effectively in existing markets, and facilitate the efficient and cost-effective development of facilities.

MARKETING

The Company believes that casino marketing efforts should be focused equally upon tourists as well as local inhabitants, with respect to its casino operations. Until sufficient data has been accumulated with respect to the performance of such emphasis, equal pursuit of tourist and local inhabitants will be maintained. The Company believes that it can attract such customers to the casinos by designing and implementing marketing strategies and promotions emphasizing the first class environment and services available at the casino locations thereby promoting repeat visitation and customer loyalty. Marketing efforts focus upon informing both potential customers and existing customers of the added benefits of attending a Company casino facility, which include such amenities as free valet parking, and luxury casino furnishings.

The Company uses radio, and outdoor print media to promote its services and achieve greater name recognition. Utilization of such media has resulted, in Management's opinion, with an actual increase in customer attendance at the casino facilities.

The Company intends to encourage group sales by utilizing bus programs (e.g. possibly purchase or lease a Company bus to pick up and deliver to its casino, tourists from other hotels and local inhabitants throughout the city), corporate and hotel sales programs (e.g. coupons for discounts for game playing distributed to hotels which do not own casinos) and other programs geared towards both tourists and local inhabitants. Data base marketing to travel agencies, travel groups, and others is being investigated as an additional marketing tool to identify customers and potential customers most likely to be attracted to the Company's facilities, as well as to contact such customers.

With respect to local inhabitants, the Company places emphasis on attracting local residents and intends to seek to create a strong local identity in each market by staging and supporting special events.

COMPETITION

The Company faces competition from other casino businesses in the local market areas where its facilities are situated. While it is believed that, in Latin America, few, if any, of such casino operations have the benefit of centralized management and public company scale business, financial and marketing resources, the competition exists and is prevalent. Currently, competition is greater in the San Jose area where there are a number of casino businesses, and less prevalent in the Puntarenas area given the fewer number of hotels at the beach side community. The Company also faces competition from other forms of legal gambling, such as government-sponsored lotteries. The competition for the development of new gaming enterprises in many locations can intensify as a larger number of established and newly organized gaming companies compete for a finite number of sites (given that in most places, gaming licenses and opportunities are limited given regulatory requirements for the establishment of a gaming venture--e.g. in Costa Rica, a gaming license may, except for a "floating license" described below, only be issued if it is utilized in a hotel with 100 or more rooms and at least a three-star rating). On the other hand, limited site opportunities increase the intrinsic value of established operations which the Company currently owns, and any additional operations that the Company establishes in the future.

FUTURE DEVELOPMENT OPPORTUNITIES

The Company has a license which permits it to place and operate a casino at a location in any particular hotel/restaurant. The Company owns a "floating gaming license," one of two issued by the Costa Rican government. The license permits the Company to select a location, in which to operate a casino. Whether or not the hotel has 100 hotel rooms, the Company is permitted to use said license for a casino operation. Therefore, the Company may open a casino at a smaller hotel, night club, restaurant, or other free standing building. The Company is currently investigating potential joint venture undertakings as to this license.

In the short term, the Company intends to focus primarily on the gaming operations of its current two casino businesses, but is still aggressively pursuing new development and acquisition opportunities in jurisdictions where gaming has been legalized and may be legalized in the future including, without limitation, Costa Rica, and Colombia. Future pursuits may be categorized as follows:

a. the establishment of at least one additional casino operation in Costa Rica, and an operation in Colombia as well as operations elsewhere in Latin America;

b. the commencement of telephone "sports-betting" which, if successful, will allow the Company to market sports-betting by telephone to gamblers outside of Costa Rica, possibly in the U.S.;

c. entering into a strategic alliance or similar arrangement with a resort owner or operator to obtain an ownership and/or controlling interest in a Latin American resort, with or without a related casino business endeavor; and

d. the pursuit of gaming and resort related business opportunities and interests, such as resort clothing manufacturing and sale, travel planning services for international travelers, fine dining (food and beverage) facilities, and possibly spa and fitness centers, and Internet Gaming.

GAMING REGULATORY CONCERNS

The Company's gaming facilities are regulated by governmental agencies under laws and regulations which apply to gaming businesses, such as a casino. Such laws and regulations affect the ability to obtain and maintain gaming licenses, with potential for fines and other consequences in the event violations of such laws or regulations occur. While such laws and regulations may vary in different Latin American countries, which are the initial focus of the Company's business pursuits, most require background checks on employees of the business operations, the provision of significant information to authorities pertaining to the ownership and operation of the ventures, the payment of fees and administrative costs in order to obtain and maintain applicable licenses, and provisions prohibiting illegal activities in connection with the gaming businesses and barring persons who are members of any criminal element from participating in the business ownership and/or operation. Such laws and regulations are often in flux; often dependent on political factors, such as the occasional replacement of governmental leaders, such as a president or governor of a jurisdiction, as well as societal pressures on legislators and regulatory agencies, as in the case of community efforts to curtail gambling, which is often perceived to be a "vice" rather then a legitimate business. No assurance, therefore, exists that complications will not occur and otherwise materially effect in an adverse way any existing operations or future established operations of the Company. Operations are subject to other non-gaming laws and regulations often with respect to labor, provision of food and beverage products, and a safe working environment for employees, besides customers.

ITEM 2.   DESCRIPTION OF PROPERTIES.

The Company's business office is located in Fort Lauderdale, Florida, at 2400 E. Las Olas Blvd., Suite 128, Fort Lauderdale, Florida, 33301. The location is small in size, consisting of shared space, and is utilized for nominal consideration at this time. The Company under a monthly services arrangement with a corporation owned by the President, has access to an office suite, conference room and storage. SEE "Item 12 Certain Relationships and Related Transactions."

The Company, through its subsidiaries, leases two business locations in Costa Rica. The first lease is for the Casino Amon, which is approximately 2,000 square feet, and provides the following terms, in summary:

a. the lease is valid for two years and six months, dating from May 1, 1996, with extensions by ten year periods at the end of said term;

b.   the current monthly lease payment is $14,000 U.S. currency;

c. the owner of said premises will pay electricity charges, air-conditioning, and up keep; the tenant shall pay taxes that correspond to the operation activity of said premises; and

d. the tenant agrees to maintain the establishment of the casino within the terms of Costa Rican law.

The second lease, for the Casino Bahia Ballena location, is on the following terms (summary):

a. the lease is valid for 5 years, from June, 1997, with extensions to be negotiated; and

b. the lease fee is $9,000 per month, subject to escalations, including a new rate of $12,000 per month starting January, 1998. The same provisions of c and d above also apply.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock is traded on the National Association of Securities Dealers (NASD) Bulletin Board market (trading-symbol: IRTG) as reported on the NASD Bulletin Board Market System and the Philadelphia Stock Exchange (trading-symbol IRG).

         The following table sets forth, as reported by the NASD, for the periods (calendar quarters) indicated, high and low bid prices of the Company's Common Stock:

       QUARTER                                      HIGH               LOW
       -------                                      ----               ---

       CALENDAR 1996

       First Quarter    (Jan.-March)               $6.00              $ .02
       Second Quarter   (April-June)               $6.50              $5.00
       Third Quarter    (July-Sept.)               $6.25              $5.25
       Fourth Quarter   (Oct.-Dec.)                $7.00              $3.50


       CALENDAR 1997

       First Quarter    (Jan.-March)               $7.00              $6.75
       Second Quarter   (April-June)               $7.00              $7.00

The quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not represent actual transactions. The figures have not been adjusted as to a 1 for 10 stock split declared subsequent to the June 30, 1997, year end.

There were 813 shareholders of record of Common Stock as at October 24, 1997.

         To date, the Company has not paid any dividends on its Common Stock and does not expect to pay any dividends in the foreseeable future. Instead, the Company intends to retain all earnings to finance the growth and development of the Company's businesses.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto contained elsewhere herein. Please note that no assurance exists as to the actual future outcome of Management's plans, assumptions or estimates.

                              RESULTS OF OPERATIONS

GENERAL

The Company experienced a significant increase in revenues and expenditures for the fiscal years ended June 30, 1996 and 1997. This primarily resulted from the establishment of two fully operating businesses, during the June 30, 1997, fiscal year. Since the first business was established subsequent to the end of the June 30, 1996 fiscal year, most revenues and expenditures resulted from operations during the June 30, 1997, fiscal year. Therefore, material changes exist in revenues and expenditures for the June 30, 1997, fiscal year, as compared to the June 30, 1996, fiscal year, but same are primarily due to the foregoing (which is that most operations occurred during the June 30, 1997, fiscal year). Therefore, even though material changes exist from period to period in one or more line items, as to the Financial Statements, these changes can be primarily attributed to the lack of significant operations during the June 30, 1996, fiscal year, compared to the June 30, 1997 fiscal year.

REVENUES

Revenues for the Company are primarily attributed to operations of its casino businesses. Revenues for the fiscal year ended June 30, 1997, were significantly higher from the prior year given that the Company had little or no operations prior to the June 30, 1997, fiscal year, with significant revenues being reported during the June 30, 1997, fiscal year, due to the operation of two businesses. Those businesses are the two casino gaming operations.

COST OF SALES, OPERATING EXPENSES, AND OTHER EXPENDITURES

While significant increases occurred in revenues, as described above, the same is true as to costs of sales, operating expenses, and other expenditures. With respect to its two operating businesses, the ratio of such expenditures is higher for the Casino Amon as compared to the second operation, the Casino Bahia Ballena. This is due to the fact that the Casino Amon was the first business established and therefore absorbed many of the initial start up costs and expenses. Further, it took time for the Company to learn how to streamline expenditures, as part of the learning process of operating the first business. Therefore, Management was able to streamline operations, therefore benefiting the second casino operation. Further, the difference in expenditures can be attributable to the fact that the first operation also absorbs more expenditures dealing with professional fees, including attorneys and accountants, in that the first operation is the platform for all gaming operations, expansion, and the undertaking of the Latin American business pursuits of the Company. Domestically, the Company maintains a minimal employment staff and utilizes consultants extensively. By doing so, payroll and other taxes, office space, health insurance benefits and other significant costs are avoided by using independent contractors rather than in-house employees.

LIQUIDITY AND FINANCIAL CONDITION

The Company has experienced significant losses from operations. Management believes this is normal due to the pursuit of an international roll-out of its business services and products. This is a long term plan of expansion, and initial losses can be expected. As additional casino and other business operations are pursued, Management believes expenditures will increase, but will be proportionately lower by being offset, to a certain extent, by revenues from additional business pursuits. By way of illustration, many fixed expenditures such as professional fees and advertising expenses, which will remain relatively constant whether the Company operates two casinos or six casinos and will become less material as revenues from additional casino and other operations increase. Management, therefore, hopes to spread the cost of future expenditures upon additional revenue generating casinos and other operations. The Company experiences most cash flow from its operations and subscriptions receivable from stock issuance. While current operations have shown losses, Management anticipates that losses should relatively decrease as time passes and additional casino operations and other businesses are acquired. Additional operations, although bringing additional expenses, should provide an economy of scale with respect to expenditures. Professional fees, advertising, and other expenditures may remain relatively fixed notwithstanding additional operations, and should be offset by additional revenues. Further, as additional operations are established, the purchasing power of the Company for casino chips, tables, liquor, and other items, may permit better opportunities for purchases at volume or discounted rates. Inventories may also then be utilized from one casino to another, in the case that one casino has additional inventories of any of these products, and another casino is in need of same (so that the Company may be able to avoid, from time to time, the necessity of purchasing additional items it otherwise has in stock at other casino locations). The economy of scale benefits as to professional fees, advertising, inventories, and other items, should permit more cash liquidity. As the Company establishes more casino operations, and proves its ability to be successful, the Company should be able to pursue acquisitions of more significant established businesses having profitability, which acquisitions are relatively difficult during these early stages of gaming pursuits. Therefore, as more time passes and more operations are established, the Company will have the leverage and the strength to pursue larger profitable casino and other business opportunities as acquisitions.

PLAN OF OPERATION

The Company's plan of operation for the twelve month period June 30, 1997, to June 30, 1998, is to focus upon the acquisition and/or establishment of additional revenue generating businesses in Latin America. Specifically:

a. Management believes that, based upon current income and projected income estimates, the Company can satisfy cash requirements through the end of 1997, and anticipates it will raise additional funds in 1998 for acquisitions and operational needs;

b. the Company intends to establish at least one additional casino prior to the December 31, 1997, year end, bringing total operating businesses to three, up to two additional casinos prior to the June 30, 1998, fiscal year end; and

c. Management is undertaking a plan of reviewing and pursuing other related opportunities, such as Internet gaming, and utilization of the public company to undertake spin-off transactions of other companies.

Management believes the ability of the Company to achieve profitability is conditioned upon several variables, but primarily the successful pursuit of acquisitions, including the establishment of new operating businesses. (For the purpose of this discussion, acquisitions include the establishment of new operating businesses, unless the context otherwise requires.) By completing acquisitions, the Company increases its market share in the gaming industry in Latin America, providing increase revenues and name recognition. Further, the spreading of expenditures among multiple operations should increase the probability of profitable operations overall for the Company. With regard to these issues, additional acquisitions will increase the revenue base of the Company due to the revenues generated by additional operations. Name recognition will be improved, which is important to the Company's long term plans of acquiring operating businesses, and promoting itself among customers and clients throughout Latin America. As name recognition improves, casino owners and related business opportunities will be more interested in selling their businesses or entering into a joint venture or other relationship with the Company. Further, gamblers may find that visiting a Company operated casino, where five star treatment, quality furniture, and an upscale environment, is preferable to visiting casinos operated by third parties. (For example, on this last point, persons visiting the Casino Amon, which is in the capital city of Costa Rica, are advised of the opportunity to visit the sister/brother casino operation at the coast hotel, the Casino Bahia Bellena). This is due to the comfort zone of the gambler, as well as certain marketing activities of the casino operation including offering chips, and dining discounts, to refer gamblers from one operation to the other. (This is similar to the night club industry where one night club often suggests its patrons visit their second night club location while traveling, which second location is operated by the same management.)

A key variable in the establishment of acquisition opportunities, and completing same, among other variables, is the trading volume and price of the Company's common stock, which is the primary consideration the Company intends to utilize for the purchase of such opportunities. Potential sellers are believed to focus upon volume and price to determine the final negotiated terms and agreements with respect to selling their interests or entering into a transaction with the Company whereby they will receive shares of common stock. Therefore, the Company believes maintaining volume and trading price for the common stock is crucial to future acquisitions. To accomplish this, the Company has undertaken a plan of responding as promptly as possible to the inquiries of shareholders, potential investors, brokerage firms, market analysts, and others, pursuing promotional opportunities such as responding to interviews which will be published or circulated to the investment community, and engaging consultants, to speak to stockholders, investors, brokerage firms, and others about the strength and viability of the Company.

ITEM 7. FINANCIAL STATEMENTS

Financial Statements of the Company in response to this Item are attached.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The table below sets forth the name, age and certain information as to the Directors and executive officers of the Company.

                                      POSITION WITH              FIRST YEAR
                                      -------------              ----------
NAME              AGE                  THE COMPANY         BECAME A DIRECTOR
----              ---                  -----------         -----------------

Richard Rossi     34         President, Treasurer,                  1996
                             Secretary, and Director


Walter A.
Vega Jimenz       39         Director                               1996


         Mr. Richard Rossi has been a Director of the Company since March, 1996, and has been President and Director of Rossi & Associates, Attorneys, P.A., since January 1995, which is a law firm that supplies legal services to the Company. He was an attorney with a law firm with offices in Hollywood and Boca Raton, Florida, for approximately 7 years from September, 1988 to January, 1995. He is also President of International Escrow Agents, Inc., a business which supplies escrow and registered agent services, as well as a Director of Diversified Beverage Distributors, Inc., a private Colorado wholesale liquor distributor. From February, 1996, to July, 1996, he served as a Director of RT Industries, Inc., a Delaware corporation listed on the NASDAQ Stock Market, involved in the manufacture of automotive parts. He has a Bachelors of Science Degree in Management (1984) and a Juris Doctorate degree from the University of Miami, School of Law (1987).

         Mr. Walter Asdrubal Vega Jimenz has been a Director of the Company since January, 1996. He has a Degree in Technical Legal Assistance (1990). He currently maintains a Real Estate Development Business in Costa Rica, which he has supervised since 1991.

                                 AUDIT COMMITTEE

The Company maintains an Audit Committee of disinterested (non-Directors or stockholders) members. The members did not receive compensation during fiscal 1996 but compensation arrangements are pending. The

Committee was established in May, 1996, to review certain material Board actions and provides a liaison with the Company's independent auditors. The names and backgrounds of the members are as follows: Mr. Bernardo Protano received a Degree in Business Management from Barry University, Miami Shores, Florida, in 1992, and a Master in International Business Degree from Nova University, Fort Lauderdale, Florida, in 1993. He is currently the Chief Financial Officer of Protano and Sons, Incorporated, a wholesale bakery company located in South Florida. Prior to his position at Protano and Sons, Incorporated. Mr. Protano held the office of Jr. Vice-President at Gruntle and Company, Incorporated, a brokerage firm. He retains professional licensing in the following securities areas: Series 7 and Series 63.

Mr. Terrence R. Cullinan received a Bachelor of Science in Business Management and Finance from the University of Scranton, Pennsylvania in 1994. He is currently pursuing the development of a fast food health store chain business in South Florida. He has extensive experience regarding the design and successful implementation of operational procedures and marketing and advertising as to food industry business.

ITEM 10. EXECUTIVE COMPENSATION.

EMPLOYEE SALARIES

         The President of the Company serves without compensation at this time, and received no direct compensation during the year-ended June 30, 1996. The Directors of the Company do not currently receive any compensation for services as Directors. No employment agreement exists with any officers of the Company. There are no stock options, or warrants, or bonus or profit sharing plans, with respect to the officers of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

The following table sets forth known beneficial ownership of common stock of the Company as of October 24, 1997 by each person (except Management)owning 5% or more of the Common Stock of the Company (also see table below).



                            NAME AND ADDRESS                    AMOUNT AND NATURE         PERCENT OF
TITLE OF CLASS              OF BENEFICIAL OWNER                 OF BENEFICIAL OWNER(1)    CLASS (2)
--------------              -------------------                 ----------------------    ----------

Common Stock               Corporacion Inversiones               1,875,000                     37%
                           Internacionales  K & Z,               shares/Stockholder
                           S.A., Ave. 8-10 Calle 17-
                           845 San Jose, Costa Rica

Common Stock               Corporacion De Inversiones            1,604,624
                           Internacionales, R & G, S.A.          shares/
                           Ave. 8-10 Calle 17-845                Stockholder                   32%
                           San Jose, Costa Rica

Common Stock               Cede & CO.                            962,300/shares                19%
                           Box 222                               Stockholder
                           Bowling Green Station
                           New York, NY 10274

------------------------
(1) Information is supplied based upon identity as a shareholder of record without any verification of beneficial ownership which may apply as to the identified party.
(2) Rounded to nearest whole number.

(B)   SECURITY OWNERSHIP OF MANAGEMENT.


                         NAME AND ADDRESS                        AMOUNT AND NATURE        PERCENT OF
TITLE OF CLASS           OF BENEFICIAL OWNER                     OF BENEFICIAL OWNER (1)  CLASS(2)
--------------           -------------------                     -----------------------  -----------

Common Stock             Richard Rossi                           114,096 shares                2.3%
                         c/o IRT Industries, Inc.                President, Treasurer,
                         2400 E. Las Olas Blvd.                  Secretary, Director,
                         Suite 128                               and Stockholder
                         Ft. Lauderdale, FL 33301

Common Stock             Walter Asbrudal Vega                    171,143 shares                3.4%
                         Jimenz                                  Director
                         Ave. 8-10, Calle 17-845
                         San Jose, Costa Rica

Common Stock             Officers and Directors                  285,239                       5.7%
                         of the Issuer as a                      shares
                         Group
----------------------------
(1) Information is supplied based upon identity as a shareholder of record without any verification of beneficial ownership which may apply as to the identified party.
(2) Rounded to nearest whole number.


ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The President of the Company is a shareholder of a law firm which supplies legal services to the Company, and is a shareholder of a company, which also provides services as registered agent to the Company. Aside from the payment for corporate and securities legal services by the Company to the law firm, the Company also makes payments of at least $5,000 per month under an office services arrangement whereby the Company is supplied with various services, products and benefits including office suite, conference room, receptionist area and storage facilities, photocopying, faxing, and computers, and office supplies and personnel, including secretary and receptionist.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits Index - Form 10-KSB

EXHIBIT NO.           DESCRIPTION                                EXHIBIT NO
-----------           -----------                                ----------

3(i)                  Articles of  Incorporation                 Note 1

3(ii)                 Bylaws                                     Note 1

4                     Specimen Stock Certificate                 Note 1


21                    Subsidiaries List                          Note 2


b. Reports on Form 8-K.

         No Reports were filed for the last quarter of the fiscal year covered by this report.
------------------------------------------------------------------------
Note 1: Incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1995, SEC Commission File Number 0-15347
Note 2: Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended June 30, 1996, SEC Commission File Number 0- 15347

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              IRT INDUSTRIES, INC.


                              By: /S/ RICHARD ROSSI
                                  ------------------------------------------
                                  Richard Rossi, President


                              Date:10/27/97


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                              By: /S/ RICHARD ROSSI
                                 ------------------------------------------
                                  Richard Rossi, President(principal
                                  executive officer) and Treasurer
                                  (principal financial officer), Secretary


                              By: /S/ WALTER ASDRUBAL VEGA JIMENZ
                                 ------------------------------------------
                                 Walter Asdrubal Vega Jimenz, Director



                              Date:10/27/97

                              IRT INDUSTRIES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1997, 1996 and 1995

                                    CONTENTS



                                                            PAGE
                                                            ----

INDEPENDENT AUDITOR'S REPORT                                F-2

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets                                 F-3
Consolidated Statements of Loss                             F-4
Consolidated Statements of Stockholders' Equity             F-5
Consolidated Statements of Cash Flows                       F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  F-7 to F-16

Dohan and Company                                7700 North Kendall Drive, #204
CERTIFIED PUBLIC ACCOUNTANTS                         Miami, Florida  33156-7564
  A Professional Association                         Telephone:  (305) 274-1366
                                                     Facsimile:  (305) 274-1368




                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
IRT Industries, Inc.
Fort Lauderdale, Florida


We have audited the accompanying consolidated balance sheets of IRT Industries, Inc. and subsidiaries at June 30, 1997 and 1996, and the related consolidated statements of loss, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IRT Industries, Inc. and subsidiaries at June 30, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                                    /s/ DOHAN AND COMPANY, P.A.
                                                   ----------------------------
                                                   Dohan and Company, P.A.
                                                   Certified Public Accountants

Miami, Florida
October 27, 1997


 IRT INDUSTRIES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------

 CONSOLIDATED BALANCE SHEETS
==================================================================================================================
 June 30,                                                                                1997           1996
------------------------------------------------------------------------------------------------------------------
 ASSETS

 CURRENT ASSETS
        Cash and cash equivalents                                                   $   100,198    $    18,675
        Accounts receivable                                                                 485              -
        Prepaid expenses                                                                  6,190              -
        Current portion of prepaid rent (Notes 2 and 9)                                  84,000         84,000
------------------------------------------------------------------------------------------------------------------
             TOTAL CURRENT ASSETS                                                       190,873        102,675
------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT (NOTES 2 AND 4)                                                  423,451        291,278
------------------------------------------------------------------------------------------------------------------

OTHER ASSETS
        Long-term portion of prepaid rents (Notes 2 and 9)                               28,000        112,000
        Security deposits                                                                12,828            248
        Casino license, less accumulated amortization of $52,889 (Note 2)               542,111        581,778
        Casino interests, less accumulated amortization of $168,511 and
             asset impairment loss of $409,000 (Note 2)                               1,325,138      1,332,000
------------------------------------------------------------------------------------------------------------------
             TOTAL OTHER ASSETS                                                       1,908,077      2,026,026
------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                        $ 2,522,401    $ 2,419,979
==================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Accounts payable (Note 5)                                                   $    91,027    $    35,430
        Accrued liabilities (Note 6)                                                     73,004         61,583
        Taxes payable                                                                     3,318          3,318
        Note payable - officer/director (Note 5)                                              -            100
------------------------------------------------------------------------------------------------------------------
             TOTAL CURRENT LIABILITIES                                                  167,349        100,431
------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTES 9, 10 AND 11)

STOCKHOLDERS' EQUITY  (NOTE 7)
        Common stock, $.0001 par value, 100,000,000 shares authorized, 10,339,949
             and 10,023,283 shares issued and outstanding                                 1,034          1,002
        Additional paid-in capital                                                    7,740,569      7,040,581
        Deficit                                                                      (4,977,437)    (3,455,163)
        Equity adjustment from foreign currency translation                               2,176              -
        Treasury stock, at cost                                                             (60)           (60)
        Stock subscription receivable                                                  (411,230)    (1,266,812)
------------------------------------------------------------------------------------------------------------------
             TOTAL STOCKHOLDERS' EQUITY                                               2,355,052      2,319,548
------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 2,522,401    $ 2,419,979
=================================================================================================================
See accompanying notes to consolidated financial statements


 IRT INDUSTRIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------------------------------

 CONSOLIDATED STATEMENTS OF LOSS
========================================================================================================
                                                                          FOR THE YEARS ENDED JUNE 30,
                                                                              1997        1996
--------------------------------------------------------------------------------------------------------
CASINO REVENUE                                                          $    363,557  $        -
--------------------------------------------------------------------------------------------------------
EXPENSES
        Consulting, professional and administrative fees (Notes 5 and 9)     660,499     190,476
        Casino operating expenses (Note 9)                                   544,977      22,135
        Casino asset impairment loss (Note 2)                                409,000           -
        Depreciation and amortization (Notes 2 and 4)                        223,343      53,139
        Advertising and promotion                                            107,902       4,673
        General and administrative                                            55,350      15,949
        Travel and entertainment                                              53,966       4,174
--------------------------------------------------------------------------------------------------------
                TOTAL EXPENSES                                             2,055,037     290,546
--------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS BEFORE INTEREST INCOME                               (1,691,460)   (290,546)
--------------------------------------------------------------------------------------------------------

INTEREST INCOME (NOTE 7)                                                     169,206      66,171
--------------------------------------------------------------------------------------------------------

NET LOSS                                                                $ (1,522,274) $ (224,375)
========================================================================================================

PRIMARY WEIGHTED AVERAGE SHARES OUTSTANDING                               10,287,171   5,055,948
FULLY-DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                         10,287,171   5,121,522
NET LOSS PER SHARE, PRIMARY AND FULLY-DILUTED                           $      (0.15) $    (0.04)
========================================================================================================
See accompanying notes to consolidated financial statements

                                      F-4

 IRT INDUSTRIES, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------------------------------------------------------------

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
=================================================================================================================================

                                                                      NUMBER      COMMON  ADDITIONAL                   FOREIGN
                                                                      OF          STOCK    PAID-IN                     CURRENCY
 DESCRIPTION                                                          SHARES      AMOUNT   CAPITAL        DEFICIT     TRANSLATION
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1995                                              3,010,193  $ 301  $ 3,160,719   $(3,230,788)   $       -

   Adjustment for issuance of prior year shares                             440      -            -             -            -
   Capitalization of note payable Officer/Director (Note                      -      -       56,737             -            -
   Issuance of common stock for subscription receivable               4,000,000    400    1,499,600             -            -
   Imputed interest on common stock subscription receiva                      -      -     (228,674)            -            -
   Issuance of common stock (Note 7)                                     20,000      2        4,996             -            -
   Issuance of common stock for debt (Note 2)                         2,380,000    238      594,762             -            -
   Issuance of common stock for services (Note 7)                       300,000     30      112,470             -            -
   Issuance of common stock for casino interest (Note 2)                269,361     29    1,699,971             -            -
   Issuance of common stock for casino furniture and equ                 23,289      2      139,998             -            -
   Net loss for the year ended June 30, 1996                                  -      -            -      (224,375)           -
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1996                                           10,023,283    1,002    7,040,581    (3,455,163)           -

   Exercise of stock purchase option (Note 7)                         200,000       20            -             -            -
   Issuance of common stock for casino interest (Note 2)              116,666       12      699,988             -            -
   Payments on subscription receivable (Note 7                              -        -            -             -            -
   Fluctuation in foreign currency                                          -        -            -             -        2,176
   Net loss for the year ended June 30, 1997                                -        -            -    (1,522,274)           -
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1997                                           10,339,949   $1,054  $ 7,740,668   $(4,977,437)       2,176
=================================================================================================================================
See accompanying notes to consolidated financial statements




 IRT INDUSTRIES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
=============================================================================================================

                                                                             STOCK        TOTAL
                                                                 TREASURY SUBSCRIPTION STOCKHOLDERS'
 DESCRIPTION                                                      STOCK   RECEIVABLE     EQUITY
-------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1995                                          $ (60)   $         -   $   (69,828)

   Adjustment for issuance of prior year shares                       -              -             -
   Capitalization of note payable Officer/Director (Note              -              -        56,737
   Issuance of common stock for subscription receivable               -     (1,429,315)       70,685
   Imputed interest on common stock subscription receiva              -        162,503       (66,171)
   Issuance of common stock (Note 7)                                  -              -         5,000
   Issuance of common stock for debt (Note 2)                         -              -       595,000
   Issuance of common stock for services (Note 7)                     -              -       112,500
   Issuance of common stock for casino interest (Note 2)              -              -     1,700,000
   Issuance of common stock for casino furniture and equ              -              -       140,000
   Net loss for the year ended June 30, 1996                          -              -      (224,375)
-------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1996                                             (60)   (1,266,812)    2,319,548

   Exercise of stock purchase option (Note 7)                          -             -            20
   Issuance of common stock for casino interest (Note 2)               -             -       700,000
   Payments on subscription receivable (Note 7                         -       855,582       855,582
   Fluctuation in foreign currency                                     -             -         2,176
   Net loss for the year ended June 30, 1997                           -             -    (1,522,274)
-------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1997                                          $  (60)  $  (411,230)  $ 2,355,052
=============================================================================================================
See accompanying notes to consolidated financial statements



 IRT INDUSTRIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------------------------------

 CONSOLIDATED STATEMENTS OF CASH FLOWS
========================================================================================================
                                                                      FOR THE YEARS ENDED JUNE 30,
                                                                          1997           1996
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                      $(1,522,274)   $  (224,375)
        Adjustments to reconcile net loss to net cash provided
           (used) by operating activities:
                Amortization                                              190,179         50,498
                Depreciation                                               33,164          2,641
                Common stock issued for services                                -        112,500
                Common stock issued for rent                                    -         14,000
                Foreign currency adjustment                                 2,176              -
                Change in long-term portion of prepaid rent                84,000              -
                Asset impairment loss                                     409,000              -
                Increase in:
                    Accounts receivable                                      (485)             -
                    Prepaid expenses                                       (6,190)             -
                    Accounts payable                                       55,597          4,332
                    Accrued liabilities                                    11,321         61,583
--------------------------------------------------------------------------------------------------------
                   NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES      (743,512)        21,179
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Disbursements
        Purchase of property and equipment                                (17,987)       (13,667)
--------------------------------------------------------------------------------------------------------
                  NET CASH USED BY INVESTING ACTIVITIES                   (17,987)       (13,667)
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipts
        Proceeds from issuance of common stock                                 20         14,514
        Payments on subscription receivable                               855,582              -
        Proceeds from notes payable                                             -          1,850
--------------------------------------------------------------------------------------------------------
                RECEIPTS FROM FINANCING ACTIVITIES                        855,602         16,364
--------------------------------------------------------------------------------------------------------
Disbursements
        Security deposit                                                  (12,580)          (248)
        Principal payments on long-term debt and notes payable                  -         (5,000)
--------------------------------------------------------------------------------------------------------
                DISBURSEMENTS FROM FINANCING ACTIVITIES                   (12,580)        (5,248)
--------------------------------------------------------------------------------------------------------
                NET CASH PROVIDED BY FINANCING ACTIVITIES                 843,022         11,116
--------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                            81,523         18,628

CASH AND CASH EQUIVALENTS  AT BEGINNING OF YEAR                            18,675             47
--------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                              $   100,198    $    18,675
========================================================================================================

SUPPLEMENTAL DISCLOSURES:
        Note payable Officer/Director contributed to capital          $         -    $    56,737
        Common stock issued for prepaid rent                          $         -    $   210,000
        Common stock issued to acquire casino interest                $   552,650    $ 1,490,000
        Common stock issued to acquire casino license                 $         -    $   595,000
        Common stock issued to acquire casino equipment               $   147,350    $   280,000
========================================================================================================
See accompanying notes to consolidated financial statements

                              IRT INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1997, 1996, AND 1995


NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            BUSINESS ACTIVITY

            IRT Industries, Inc. (IRT) was incorporated in Florida in August 1986, as Triumph Capital, Inc. (Triumph). Triumph was originally engaged in the stock transfer business. In 1992, Triumph changed its name to IRT as part of a reorganization in which it exchanged 2,900,000 of its common stock for all of the issued and outstanding shares of IRT Industries, Inc., a company incorporated in California on December 13, 1990, pursuing environmental business opportunities. Triumph then merged into IRT and reincorporated in the State of Florida. By the end of the fiscal year ended June 30, 1996, IRT had discontinued most of its prior business activities. In March 1996, the management of IRT changed as a result of the sale of a majority of its outstanding shares of common stock. Under its new management, IRT has actively sought international casino acquisition opportunities throughout Latin America.

            During the fiscal year ended June 30, 1996, the Company acquired a casino interest and licenses in San Jose, Costa Rica, including a facility leased by a recently formed wholly-owned subsidiary, Juegos Ruro, S.A. (Juegos). Additionally, the Company has acquired, by agreements in September 1996, another operating casino, the Casino Bahia Ballena, located in a "Five Star" beach hotel on the west coast of Costa Rica, through its wholly-owned subsidiaries Casino Bahia Ballena, S.A. (Ballena) and Inmobiliaria la J Tres S.R.L. (Inmobiliaria).

            Consequently, the Company currently owns and operates two casino businesses in Central America, which together with South America, is the primary location in which the Company is focusing its continuing acquisition efforts. The sole source of the Company's revenue is derived from gaming operations.

            In September 1996, the Company filed an application to list the Company's common stock for trading on the Philadelphia Stock Exchange, which application was subsequently accepted in early 1997. The Company has also started the process to change its business name to "Intercontinental Gaming and Resorts" to more accurately reflect the current scope of the Company's business activities.

            BASIS OF PRESENTATION

            The consolidated financial statements include the accounts of IRT Industries, Inc. and its wholly-owned foreign subsidiaries, Juegos Ruro, S.A., Casino Bahia Ballena, S.A. and Inmobiliaria la J Tres S.R.L. All significant intercompany accounts and transactions of IRT Industries, Inc. and subsidiaries (the Company) have been eliminated in consolidation.

            CASH AND CASH EQUIVALENTS

            For purposes of the statements of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

            CASINO REVENUE

            Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses, plus 50% of the net win from slot machines owned and serviced by an independent third party.

            CONCENTRATION OF CREDIT RISK

            As of June 30, 1997, the Company had outstanding stock subscription receivable which are secured by the Company's common stock and are non-interest bearing. The carrying value of these receivables was reduced to estimated fair market value by imputing interest (See
            Note 3).

            PROPERTY AND EQUIPMENT

            Property and equipment, consisting of furnishings and casino equipment used in its current and future casino operations, is stated at cost, less accumulated depreciation, while equipment not yet placed in service is carried at cost. Depreciation is begun when the assets are placed in service and computed using the straight-line method over the estimated useful lives of the assets, which range from five to ten years.

            ORGANIZATION COSTS AND RELATED AMORTIZATION

            Organization costs related to prior business operations, such as patent related costs, consulting fees related to obtaining funding sources, etc., had been capitalized, and were being amortized using the straight-line method over a five-year period. Upon the Company changing its focus from previous activities, all such prior capitalized costs were charged to expense as of June 30, 1996.

            LICENSES AND LEASEHOLD INTERESTS AND AMORTIZATION

            The amounts expended in connection with the acquisition of the Juegos casino gaming license and leasehold interests have been capitalized and are being amortized over the term of the lease, including the first lease option extension period, for a total of 150 months. Operating casino and leasehold interests have been capitalized and are also being amortized over the initial term of the lease and the first expected extension period, for a total of 150 months.

            The amounts expended in connection with the acquisition of the Ballena casino gaming license and leasehold interests have been capitalized and are being amortized over the term of the lease, including subsequent expected option extension periods, for a total of 130 months. Operating casino and leasehold interests have been capitalized and are also being amortized over the initial term of the lease and subsequent expected extension periods, for a total of 130 months.

            LONG-LIVED ASSETS

            Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.

            DEVELOPMENT STAGE ACTIVITIES

            The Company was a development stage enterprise and had no revenues until the grand opening of its first casino on July 12, 1996. It is no longer considered a development stage enterprise.

            NET LOSS PER SHARE

            Net loss per share of common stock is based on the weighted average number of shares outstanding during the years presented and the dilutive effect of stock options to purchase 200,000 shares of common stock at par value for the year ended June 30, 1996. There were no other common stock equivalents.

            INCOME TAXES

            Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes, if any, related primarily to differences between the bases of certain assets and liabilities for financial and tax reporting. The deferred taxes, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

            USE OF ESTIMATES

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            FOREIGN CURRENCY CONVERSION

            The functional currency of the wholly-owned subsidiaries located in Costa Rica is the colon ((cent)). The income statements at June 30, 1997 and 1996, were converted to U.S. dollars based on the average monthly exchange rate while the assets and liabilities were translated using the current exchange rate. Because there was little fluctuation in the rate of exchange, no gain or loss from currency fluctuation has been reflected in these financial statements for 1996.

            The gain resulting from the translation of foreign currency for the year ended June 30, 1997, was $2,176. This gain is reflected in stockholders' equity as "Equity adjustment from foreign currency translation".

            RECLASSIFICATION

            Certain prior year amounts have been reclassified to conform to the current year's presentation.

NOTE 2.     ACQUISITIONS

            The Company has issued shares of its common stock as payment for the following acquisitions:

            ACQUISITION OF FLOATING GAMING CASINO LICENSE

            In a series of transactions from March 14, 1996, to March 21, 1996, the Company issued 2,400,000 shares of common stock, received $5,000 in cash and a transfer of a floating license to operate a casino in the country of Costa Rica, valued at $595,000 from a related party (See Notes 5 and 7), plus $5,000 in cash. A "floating license" allows the placement of one casino business at almost location where any legal business can be conducted. This is one of only two such licenses believed to exist in the country. The floating casino license has been valued at $595,000. Payment for this license was made by canceling the seller's promissory note to the Company, which resulted from issuance of common stock.

            ACQUISITION OF CASINOS

            JUEGOS - On May 3, 1996, the Company agreed to issue 289,361 shares of common stock and received, by transfer, a license to operate a casino in the country of Costa Rica, as well as leasehold rights for the casino in which to operate, plus related furniture, casino equipment and improvements. The license and leasehold interest were valued at $1,350,000, while the furniture, casino equipment and improvements were valued at $140,000. In addition, $210,000 was recorded as prepaid rent.

            BALLENA - The Company has acquired, by agreements on September 5, 1996, an additional operating casino, the Casino Bahia Ballena, located in a "Five Star" beach hotel in Costa Rica, for a price of $700,000, payable in common stock of the Company (a total of 116,666 of common shares, of which 50,000 shares were issued as an acquisition fee). The Company received a license to operate a casino in the country of Costa Rica, as well as leasehold rights for the casino, furniture, casino equipment and improvements. The license and leasehold interest were valued at $552,650, while the furniture, casino equipment and improvements were valued at $147,350. Inmobiliaria is a shell company formed to lease the property and had no other transactions.

            AMORTIZATION OF CASINO LICENSES AND INTERESTS

            For the years ended June 30, 1997 and 1996, amortization related to the acquisition of the floating gaming casino license was $39,667 and $32,498, respectively, while the amortization for the operating casinos' gaming licenses were $150,512 and $18,000, respectively.

            ACQUISITION OF FURNITURE AND CASINO EQUIPMENT

            In a separate transaction, on May 9, 1996, the Company issued 23,289 shares of common stock and received furniture and casino equipment to be used in future operations. The furniture and casino equipment have been valued at $140,000.

            ASSET IMPAIRMENT LOSS

            In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" the Company recorded an impairment loss on the long-lived assets of the Juegos casino. The trend in cosmopolitan San Jose is for professional gamblers to visit smaller casinos, in the expectation of winning substantial funds before being excused from gaming. As a result, the first year's revenues indicated that the undiscounted future revenue from this business would be less than the carrying value of the long-lived assets related to that business (principally the equipment and intangibles of the Casino License and Interest). Accordingly, on June 30, 1997, the Company recognized an impairment loss of approximately $409,000. This loss is the difference between the carrying value of the Juegos Casino License and Interest and the fair value of this asset based on a multiple of future net revenues and is reflected in the consolidated statement of loss as "Casino asset impairment loss".

NOTE 3.     FAIR VALUE OF FINANCIAL INSTRUMENTS

            The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107. The fair value amounts have been determined based on available market information and appropriate valuation methodology. The carrying amounts and estimated fair values of the Company's financial assets and liabilities approximate fair value due to the short maturity of the instruments. The fair value of the stock subscriptions receivable are estimated based on an annual interest rate of 18% and the anticipated dates of payment and have been reduced accordingly. Fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment; therefore, fair value cannot be determined with precision.

NOTE 4.     PROPERTY AND EQUIPMENT

            Property and equipment consisted of the following:

                                                     1997             1996
                                                  ----------       ---------

            Furniture and fixtures                $   20,489       $   7,742
            Computer equipment                         6,152               -
            Casino equipment                         425,013         287,190
            Leasehold improvements                     7,349               -
            Accumulated depreciation                 (35,552)         (3,654)
                                                   ---------       ---------

                                                  $  423,451       $ 291,278
                                                  ==========       =========

            For the years ended June 30, 1997 and 1996, respectively, depreciation and amortization related to the above assets was $33,164 and $2,641.

NOTE 5.     RELATED PARTY TRANSACTIONS

            DUE TO PARTIES

            During the year ended June 30, 1997 and 1996, various legal fees of approximately $120,031 and $34,000, respectively, were charged to the Company by its United States legal counsel, a professional association whose principal shareholder is also a principal shareholder, President and Board of Directors Member of the Company. The outstanding balances as of June 30, 1997 and 1996, were $20,000 and $19,000, respectively, and are included in accounts payable. Additionally, reflected in "Note payable -officer/director" at June 30, 1996, was $100 owed to the legal counsel for the advance of the initial deposit required to open a bank account for the Company, which was subsequently repaid.

            Additionally, at June 30, 1995, the Company had an outstanding short-term note payable to a former Officer/Board of Directors Member for $49,887. With the consent of that individual, on February 29, 1996, that note, plus an additional advance of $6,850, was reclassified to additional paid-in capital.

            During the year ended June 30, 1996, the Company issued 300,000 shares of common stock to parties related to the Company by virtue of a 40% ownership interest in exchange for consulting services. The expense recorded was $112,500 and is included in professional and consulting fees.

            In 1996, the Company purchased a floating casino gaming license for $595,000 (See Note 2) from a party related to the Company by virtue of a 44% ownership interest (at that time) in the Company.

            Also in 1996, the Company purchased a license to operate a specific casino in the country of Costa Rica, as well as leasehold rights and related furniture, casino equipment and improvements in the amount of $1,700,000 (See Note 2) from a party related to the Company by virtue of ownership. Additionally, the Company purchased furniture and casino equipment for $140,000 (See Note 2) from the same related party.

NOTE 6.     ACCRUED LIABILITIES

            Accrued liabilities consisted of the following:

                                                              1997             1996
                                                           ----------       ---------

            Audit fees                                     $   29,000       $  30,000
            Legal settlement and related interest              31,098          31,583
            Other                                              12,906               -
                                                           ----------       ---------

                                                           $   73,004       $  61,583
                                                           ==========       =========

NOTE 7.     STOCKHOLDERS' EQUITY

            COMMON STOCK

            The Company has authorized 100,000,000 shares of common stock with a par value of $.0001 per share. At June 30, 1997, and June 30, 1996, 10,339,949 shares and 10,023,283 shares, respectively, were issued and outstanding (See Note 2 and below). The Company has no other authorized or outstanding securities of any class. Additional issuances of 289,361 shares were in the process of being issued and documented and are included as issued and outstanding at June 30, 1996.

            During the year ended June 30, 1996, the Company issued 300,000 shares of common stock in exchange for consulting services (See Note
            5).

            STOCK SUBSCRIPTIONS RECEIVABLE

            On March 13, 1996, the Company issued 2,400,000 of common stock in exchange for $5,000 cash and a promissory note in the amount of $595,000. This promissory note was subsequently canceled in payment of the purchase price of a floating gaming license (See Note 2).

            On March 14, 1996, the Company issued 4,000,000 shares of common stock to two separate individuals under Stock Subscription Agreements, for an aggregate purchase price of $1,500,000. Promissory notes, in the amount of $750,000 each, were executed by each of these individuals. On June 4, 1996, the notes were assigned to a third party corporation and the repayment terms were fixed to provide for minimum monthly payments of $75,000, without interest until the end of April 1997, at which time any with any remaining balance would be due. The due date of the remaining subscription receivable was verbally extended, and at June 30, 1997, $411,230, remained outstanding.

            Interest in the amount of $228,674 had been imputed on this receivable based on an annual percentage rate of 18%, and reflected in the financial statements as a reduction in the value of the receivable. Consequently, interest of $169,206 and $66,171 was considered earned during the years ended June 30, 1997 and 1996, respectively.

            STOCK OPTIONS

            On February 29, 1996, the Board of Directors granted an option to a former officer/stockholder to purchase 200,000 shares of common stock at an exercise price of $.0001 per share. The options were exercisable during a period of two years between March 1, 1996, to March 1, 1998. On July 30, 1996, all options were exercised.

NOTE 8.     INCOME TAXES

            The Company and its subsidiaries do not file consolidated income tax returns. The Company files its income tax return using the cash method of accounting wherein revenue is recognized when received and expenses are deducted when paid effectively eliminating all prepaid expenses, accounts payable and accrued expenses from the determination of taxable income or loss. For the years ended June 30, 1997 and 1996, the Company generated for U.S. income tax purposes a net operating loss of approximately $1,047,349 and $109,536, respectively. These loss carryforwards expire in the years 2012 and 2011, respectively.

            The Company had a net operating loss carryforward of approximately $634,000 as of June 30, 1995. However, as of March 1, 1996, and subsequently, there were ownership changes in the Company as defined in Section 382 of the Internal Revenue Code. As a result of these changes, the Company's ability to utilize net operating losses and capital losses available before the ownership change is restricted to a total of approximately $43,860 per year (approximately 7.31% of the market value of the Company at the time of the ownership change). Therefore, substantial net operating loss carryforwards will, in all likelihood, be eliminated in future years due to the change in ownership. The utilization of the remaining carryforwards is dependent on the Company's ability to generate sufficient taxable income during the carryforward periods and no further significant changes in ownership.

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

NOTE 9.     COMMITMENTS AND CONTINGENCIES

            LEASED PREMISES

            Pursuant to the acquisition of the leasehold interest, discussed in
            Note 2, the Company assumed a lease for the operation of a casino in a hotel in San Jose, Costa Rica. The lease was executed on May 1, 1996, and has an initial term of thirty (30) months. Rent comprising approximately 50% for the initial lease term has been prepaid. At June 30, 1997 and 1996, prepaid rent is $112,000 and $196,000, respectively. The Company has reflected $84,000 as a current asset in both years, while $28,000 and $112,000, is classified as the long-term portion of prepaid rent at June 30, 1997 and 1996.

            The lease provides for options to renew for additional ten (10) year periods. Management expects that the options will be exercised. Rental payments are $14,000 per month with an eight percent (8%) escalation clause. The seller of the leasehold interests to the Company agreed to pay the owner of the hotel $900,000 in eight quarterly payments of $112,500 commencing on August 1, 1996, which amounts were included in the original lease as rental payments. The terms of the lease were such that the quarterly payments were guaranteed as additional rents if not made to the hotel's owner by the seller. This provision of the agreement has since been rescinded by mutual agreement. Futhermore, the hotel owner has waived portions of the rent during periods of low occupancy. The lessor has agreed verbally to make future concessions if conditions warrant, but is not under any written obligation to do so.

            The original lease for the Ballena casino expired on June 30, 1997, and was renewed for an additional five year period, until June 30, 2002. The agreement provides for payments of $9,000 per month through December 31, 1997 and $12,000 thereafter.


            Minimum future lease expense payments of all non-cancelable operating leases (partially prepaid as discussed above) for the next five years are as follows:

                1998                                          $  294,000
                1999                                             200,000
                2000                                             144,000
                2001                                             144,000
                2002 and thereafter                              144,000
                                                              ----------

                                                              $  926,000
                                                              ==========

            Rent expense for the years ended June 30, 1997 and 1996, was $232,133 and $14,000, respectively and is included in Casino operating expenses.

            GOVERNMENTAL REGULATION

            The Company's casino facilities are subject to regulation by the Costa Rican government. Compliance with government regulations has not had, nor does the Company expect such compliance to have, any material effect upon capital expenditures, expense or the Company's competitive position. Management believes that its practices for the control of its casino operations comply with all Costa Rican requirements.

            LITIGATION

            A lawsuit against the Company was settled on March 13, 1995, to recover license agreement royalties in the amount of $6,000. The legal action was initiated by Herman J. Schellstede, licenser of certain patents included in the license agreement. This amount, plus accrued interest, is included in accrued liabilities at June 30, 1995.

            A lawsuit against the Company was settled on November 16, 1994, in the amount of $22,173, plus interest, from IRT Industries, Inc., formally known as Triumph Capital, Inc. and Steven Telsey, jointly and severally. The legal action was initiated by Morton I. Singerman. This amount plus accrued interest is included in accrued liabilities.

            CONSULTING AGREEMENTS

            From time-to-time, the Company engages, retains and dismisses various consultants. The consultants provide various services including assisting with shareholder relations, responding to inquiries, short and long-term strategic planning, marketing the Company to the investment community and identification and negotiation of potential acquisitions.

            FINECOL S.A.:
            On October 22, 1996, the Company entered into a consulting agreement (Agreement) with Finencol, S.A., (Finencol), a Colombian corporation, which is a foreign broker-dealer engaged in the business of, among other things, providing financial consulting and investment banking services. The term was for one (1) year commencing on November 29, 1996, and would automatically renew for successive one-year terms. This Agreement was subject to termination by either party upon at least thirty day's prior written notice. Finencol was to receive $5,000 per month as a base rate. If Finencol materially assisted the Company with certain services as outlined in the Agreement, the Company agreed to pay Finencol additional compensation above the base rate, in either cash or stock as agreed by both parties in writing based on the actual services performed which result in tangible goals being achieved by the Company. The agreement was rescinded in November 1996.

            C. DANIEL CONSULTING, INC.:
            On December 1, 1996, the Company entered into a consulting agreement (Agreement) with C. Daniel Consulting, Inc., (Daniel), a Florida corporation, which is a company engaged in the business of, among other things, providing financial consulting, promotion and investment banking services. The initial term is for one (1) year commencing on December 1, 1996, and will automatically renew for successive one-year terms. This Agreement may be terminated by either party upon at least thirty day's prior written notice. Daniel will receive $15,000 per month as a base rate. If Daniel materially assists the Company with certain services as outlined in the Agreement, the Company agreed to pay Daniel additional compensation above the base rate, in either cash or stock as agreed by both parties in the future.

            The Company is in the process of entering into written agreements with other consultants who are currently providing services on a month-to-month basis with varying consideration.

            OFFICE FACILITIES AND STAFFING

            The Company is also charged at least $5,000 per month under an informal office services arrangement. Consequently, the Company is supplied with various services, products and benefits including an office suite, conference room, receptionist area, storage facilities, photocopying, faxing, computers, office supplies and personnel, including a secretary and receptionist.

NOTE 10.    MANAGEMENT'S PLANS

            The Company's financial statements for the year ended June 30, 1997, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has suffered recurring losses, consequently there is an accumulated deficit at June 30, 1997.

            The Company also experienced difficulties in paying its creditors timely, mostly legal and professionals, according to their terms, and certain bills were past due. These factors raise doubt about the Company's ability to continue as a going concern without achieving profitable operations or an infusion of capital or additional financing. The Company believes that with the collection of the existing stock subscription receivable and the agreements and commitments by investors to purchase $800,000 of additional common stock it can continue for at least another year. Were the stockholders who received shares in exchange for a stock subscription receivable to default or those agreeing to and committing to purchase additional shares rescind their agreements and commitments, such problems would be compounded. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

            Management recognizes that the Company must generate additional resources in order to continue. Management's plans include continuing collections on the subscription receivable, purchases and commitments to purchase subsequent to year end as well as the proposed acquisition of at least one, and possibly three, additional revenue producing casinos and the generation of additional proceeds from a potential private placement offering of shares or debt (see
            Note 11). Management is also reviewing the opportunities and costs of commencing other operations, including Internet casino gaming and sports wagering.

            Furthermore, management anticipates continuing its current operating activities and generating funds from such activities during the year ending June 30, 1998, due to its belief that the existing casino operations have the potential to achieve profitability during the fiscal year ended June 30, 1998, with improved fiscal controls.

NOTE 11.    SUBSEQUENT EVENTS

            CASINO ACQUISITION NEGOTIATIONS

            In early August 1997, the Company began negotiations to acquire a third casino operation in the Raddison Hotel, located in San Jose, Costa Rica.

            SALE OF COMMON STOCK

            On August 15, 1997, the Company sold 4,000,000 shares of its common stock for a total of $400,000, 2,000,000 shares to two corporations, which companies already held a substantial controlling interest in the Company. Corporacion de Inversiones, R&G, S.A. and Corporacion de Inversiones, K&Z, S.A., consummated the purchase by signing promissory notes, collateralized by the shares to be held in escrow. The notes are each to be paid in monthly installments of at least $10,000 each, and do not provide for the payment of interest. Pursuant to agreement, these shares were not subjected to the subsequent reverse stock split described below

            The same entities have committed in writing to the purchase of at least $400,000 of additional common stock over the six-month period ending April 1998, on at least the same terms and conditions described above.

            LITIGATION

            On September 3, 1997, the Company entered into litigation in connection with a lawsuit resulting from the Company's stop transfer on shares based upon alleged fraudulent representations relating to the original issuance. A judge agreed with the Company to the extent of issuing a temporary injunction against the shares. The Company posted a $10,000 bond as security for its position, and subsequently issued 300,000 shares of its common stock to be held as additional security for the Defendant. The suit remains pending, however, the Company expects no adverse monetary result upon adjudication.

            REVERSE STOCK SPLIT

            During the first fiscal quarter of the Company's 1998 fiscal year, the common stock of the Company experienced a significant decline in the trading per share price. In addition to the detrimental effect the lower trading price had to the shareholders, it diminished the Company's ability to make acquisitions using the Company's common stock. Further, the Company received a warning from the Philadelphia Stock Exchange that, were the stock price to remain low, the Company would be brought before a committee for evaluation, which could result in material adverse consequences as to the listing of the stock.

            As a result of the above, effective on September 17, 1997, except for the 4,000,000 shares of common stock sold on August 15, 1997, as described above, the Company reverse split its common stock at a ratio of one new share for each ten old shares issued and outstanding. No recognition of the reverse stock split has been given in the June 30, 1997, consolidated financial statements.