Form 10QSB
period 1997-09-30
IRT INDUSTRIES INC
filed 1997-11-25
CIK 806030

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

    (Mark one)

    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1997

                             OR

    (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES ACT OF 1934

    For the transition period from_________ to______________

    Commission file number 0-15347


                       IRT INDUSTRIES, INC.
     (Exact name of registrant as specified in its charter)

  FLORIDA                                59-2720096
  (State or other jurisdiction of       (IRS Employer Identification
  incorporation or organization)         No.)

    Suite 128, 2400 E. Las Olas Blvd., Ft. Lauderdale, FL 33301
            (Address of principal executive offices)
                           (Zip Code)

                         (954) 525-8815
      (Registrant's telephone number, including area code)

                         Not applicable
  (Former name, former address and former fiscal year, if changed since last report)

         Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X

    No ___

As at September 30, 1997, the registrant had outstanding
1,433,995 shares of Common Stock, par value $0.0001.



                  Part I- FINANCIAL INFORMATION

      Item 1.  Financial Statements

    Please see enclosed financial statements.

                    PART II- OTHER INFORMATION

       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations

    The following discussion should be read in conjunction with the Financial Statements and Notes thereto contained elsewhere herein. Please note that no assurance exists as to the actual future outcome of Management's plans, assumptions, or estimates.

                      Results of Operations

                            General

    The Company experienced a significant increase in revenues and expenditures for the fiscal quarters ended September 30, 1996 and 1997. This primarily resulted from the establishment of two fully operating businesses.

    Cost of Sales, Operating Expenses, and Other Expenditures

    Though significant increases occurred in revenues, the same is true as to costs of sales, operating expenses, and other expenditures. With respect to its two operating businesses, the ratio of such expenditures is higher for the Casino Amstel as compared to the second operation, the Casino Bahia Ballena.
This is due to the fact that the Casino Amstel was the first business established and therefore absorbed many of the initial start up costs and expenses. Further, it took time for the Company to learn how to streamline expenditures, as part of the learning process of operating the first business.

    Liquidity and Financial Condition

    The Company has experienced significant losses from operations. Management believes this is normal due to the pursuit of an international roll-out of its business services and products.
This is a long term plan of expansion, and initially losses can be expected. As additional casino and other business operations are pursued, Management believes expenditures will increase, but will be proportionately lower by being offset, to a certain extent, by revenues from additional business pursuits.

    Plan of Operation

    The Company's plan of operation for the twelve month period
June 30, 1997, to June 30, 1998, is to focus upon the acquisition and/or establishment of additional revenue generatingbusinesses in Latin America. Specifically:

    a. Management believes that, based upon current income and projected income estimates, the Company can satisfy cash requirements through the end of 1997, and anticipates it will raise additional funds in 1998 for acquisitions and operational needs;

    b. the Company intends to establish at least one additional casino prior to the December 31, 1997, year end, bringing total operating businesses to three, and at least three additional casinos prior to the June 30, 1998, fiscal year end; and

    c. Management is undertaking a plan of reviewing and pursuing other related opportunities, such as Internet gaming, and utilization of the public company to undertake spin-off transactions of other companies.

                            SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


    IRT Industries, Inc.
    (registrant)

    By: /s/ Richard R. Rossi
    Richard R. Rossi, President and Treasurer
    (Principal Executive Officer and Principal Financial Officer)

    Date:11/24/97



Item 1.    FINANCIAL STATEMENTS


IRT INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets


                                            September        June
                                            30, 1997         30, 1997
                                            (Unaudited)      (Audited)
ASSETS

CURRENT ASSETS:
Cash in Bank                                $    73,431      $   100,198
Prepaid Rent (Current Portion)                   84,000           84,000

Other Current Assets                              8,526            6,675

  TOTAL CURRENT ASSETS                          165,957          190,873


PROPERTY & EQUIPMENT,
  Net of accumulated depreciation
    of $45,128 and $35,552                      413,876          423,451

OTHER ASSETS:
Casino License, net of accumulated
  amortization of $62,806 and $52,889           532,194          542,111
Casino Interests, less asset impairment
  loss of $409,000 and net of accumulated
  amortization of $196,542 and $168,511       1,297,108        1,325,138
Prepaid Rent - Long-term Portion                  7,000           28,000
Security Deposits                                12,828           12,828


  TOTAL OTHER ASSETS                          1,849,130        1,908,077

TOTAL ASSETS                                 $2,428,963       $2,522,401


LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts Payable                             $   81,064       $   91,027
Accrued and Other Current Liabilities            82,310           76,322

  TOTAL CURRENT LIABILITIES                     163,374          167,349

SHAREHOLDERS' EQUITY
Common Stock                                        143            1,034
Capital in Excess of Par                      8,084,833        7,740,569
Accumulated Deficit                          (5,379,915)      (4,977,437)
Equity adjustment from foreign
  currency translation                           10,928            2,176
Treasury Stock, at Par Value                        (60)             (60)
Stock Subscription Receivable                  (450,340)        (411,230)

  TOTAL STOCKHOLDERS'  EQUITY                 2,265,589        2,355,052

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                     $2,428,963       $2,522,401


(The accompanying notes are an integral part of this financial statement.)

IRT INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Loss

For the Three Months Ended:                  September        September
                                             30, 1997         30, 1996
                                             (Unaudited)      (Unaudited)

CASINO REVENUE - SEE NOTE A                  $   56,329       $   53,944

OPERATING EXPENSES:

Advertising & Promotion                          21,386           12,835
Bank & Credit Card Charges                        2,169            1,285
Consultants                                     183,300                -
Depreciation & Amortization                      47,524           40,687
Employee Benefits & Taxes                         7,201            5,695
Legal Settlements                                20,000                -
Licenses & Taxes                                    870            1,466
Miscellaneous                                     1,440              352
Office Expense                                      995            2,876
Operating Expenses                                5,242           37,191
Professional Services                            52,745           44,986
Rent                                             71,808           46,098
Security                                            400            2,294
Table Taxes                                       6,298            9,506
Telephone                                         1,554            1,456
Transfer Agent & Service Bureau Fees              1,940            1,234
Travel & Entertainment                           10,267           12,403
Wages & Bonus                                    41,384           24,146

  Total Expenses                                476,523          244,510

OTHER INCOME:
Interest                                         17,716           75,474

  Total Other Income                             17,716           75,474


Net Loss                                      $(402,478)       $(115,092)

    (The accompanying notes are an integral part of this financial statement.)

IRT INDUSTRIES, INC.

Consolidated Statements of Stockholders' Equity



                                                                      Foreign                       Total
                                                                      Curren-                       Stockholders'
                                     Common  Additional               cy Tran  Treas-  Stock        Equity
                         Number      Stock   Paid-in     Accumulated  -slat-   sury    Subscription (Deficiency)
                         of Shares   Amount  Capital     Deficit      tion     Stock   Receivable   in Assets

Balance - June 30, 1996
- Audited                10,023,283  $1,002  $7,040,581  $(3,455,163)       -  $(60)   $(1,266,812) $2,319,548

Issuance of common stock
pursuant to exercise of
stock options               200,000      20           -            -        -     -              -          20

Issuance of common stock
for casino                  116,666      12     699,988            -        -     -              -     700,000

Net Loss for the year
ended June 30, 1997
- Unaudited                       -       -           -   (1,522,274)       -     -              -  (1,522,274)

Payments received on
stock for subscription
receivable                        -       -           -            -        -     -        855,582     855,582

Fluctuation in foreign
currency                          -       -           -            -    2,176     -              -       2,176

Balance - June 30, 1997
- Audited                10,339,949   1,034   7,740,569   (4,977,437)   2,176   (60)      (411,230)  2,355,052


Issuance of common
stock for subscription
receivable                4,000,000     400     399,600            -        -     -       (400,000)          -

Imputed interest on
common stock receivable           -       -     (56,627)           -        -     -         56,627           -

Reverse stock split
1 for 10                (12,905,954) (1,291)      1,291            -        -     -              -           -

Payments received on
stock for subscription
receivable                        -       -           -            -        -     -        304,263     304,263

Fluctuation in foreign
currency                          -       -           -            -    8,752     -              -       8,752

Net Loss for the three
months ended
September 30, 1997 -
Unaudited                         -       -           -     (402,478)       -     -              -    (402,478)

Balance -
September 30, 1997
- Unaudited               1,433,995  $  143  $8,084,833  $(5,379,915) $10,928  $(60)     $(450,340) $2,265,589


(The accompanying notes are an integral part of this financial statement.)

IRT INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows


                                                              Three Months
                                                              Ended
                                                              September
                                                              30, 1997
                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                      $ (402,478)
Adjustments to reconcile net loss from development stage
activities to net cash provided (used) by operating
activities:
Amortization                                                      37,948
Depreciation                                                       9,576
Currency fluctuation                                               8,752
Increase in:
Other Current Assets                                              (1,851)
Accrued and Other Current Liabilities                              5,988
Decrease in:
Accounts Payable                                                  (9,965)
Prepaid Rent                                                      21,000

Net Cash used by operating activities                           (331,030)


CASH FLOWS FROM FINANCING ACTIVITIES
Receipts:
Payments on stock subscription receivable                        304,263

Net cash provided by financing activities                        304,263


NET DECREASE IN CASH AND EQUIVALENTS                             (26,767)

CASH AND EQUIVALENTS - BEGINNING                                 100,198


CASH AND EQUIVALENTS - ENDING                                  $  73,431





SUPPLEMENTAL DISCLOSURES:
Common stock issued for stock subscription receivable          $ 400,000



(The accompanying notes are an integral part of this financial statement.)

IRT INDUSTRIES, INC. AND SUBSIDIARIES
Notes to consolidated Financial Statements
September 30, 1997 and 1996 (Unaudited)
and June 30, 1997 (Audited)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

IRT Industries, Inc. (IRT) was incorporated in Florida in August 1986 under the name Triumph Capital, Inc. (Triumph). Triumph was originally engaged in the stock transfer business. In 1992, Triumph changed its name to IRT as part of a reorganization in which it exchanged 2,900,000 of its common stock for all of the issued and outstanding shares of IRT Industries, Inc., a company incorporated in California on December 13, 1990, pursuing environmental business opportunities. Triumph then merged into IRT and reincorporated in the State of Florida. By the end of the fiscal year ended June 30, 1996, IRT had discontinued most of its prior business activities. In March 1996, the management of the Company changed as a result of a majority of its outstanding sharesof common stock. Under its new management, the Company has actively sought international casino acquisition opportunities throughout Latin America.

During the fiscal year ended June 30, 1996, the Company acquired a casino interest and licenses in Costa Rica including a leased facility purchased by a recently formed wholly owned subsidiary, Juegos Ruro, S.A. (Juegos). Additionally, the Company acquired, by agreements in September 1996, another operating casino, the CasinoBahia Ballena, located in a "Five Star" beach hotel on the west coast of Costa Rica, through its wholly owned subsidiaries, Casino Bahia Ballena, S.A. (Ballena). and Inmobiliaria la J Tres S.R.L. (Inmobiliaria).

Consequently, the Company currently owns and operates two casino businesses in Central America, which together with South America, is the primary location in which it is focusing its continuing acquisition efforts. The sole source of the Company's revenue is derived from gaming operations.

In September 1996, the Company filed an application to list the Company's common stock for trading on the Philadelphia Stock Exchange, which application was subsequently accepted in early 1997. The Company has also started the process to change its business name to "Intercontinental Gaming and Resorts" to more accurately reflect the current scope of the Company's business activities.

IRT INDUSTRIES, INC. AND SUBSIDIARIES
Notes to consolidated Financial Statements
September 30, 1997 and 1996 (Unaudited)
and June 30, 1997 (Audited)


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

Casino Revenue

Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses, plus 50% of the net win from slot machines owned and serviced by an independent third party. The following table represents the gross winnings and pay-outs for the three months ended:

                                       September          September
                                       30, 1997           30, 1996
                                       (Unaudited)        (Unaudited)


  Gross winnings, including slot
      machine revenues                $   391,622         $  358,374

  Less pay-outs                       (   335,293)        (  304,430)

      Casino Revenue                  $    56,329         $   53,944


Concentration of Credit Risk

As of September 30, 1997 and June 30, 1997, the Company had outstanding stock subscriptions receivable, which are secured by the Company's common stock and are non-interest bearing. The carrying value of these receivables was reduced to estimated fair market value by imputing interest.

IRT INDUSTRIES, INC. AND SUBSIDIARIES
Notes to consolidated Financial Statements
September 30, 1997 and 1996 (Unaudited)
and June 30, 1997 (Audited)


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

Licenses and Leasehold Interests and Amortization

The amounts expended in connection with the acquisition of the Juegos casino gaming license and leasehold interests have been capitalized and are being amortized over the term of the lease, including the first expected extension period, for a total of 150 months. Operating casino and leasehold interests have been capitalized and are also being amortized over the initial term of the and the first expected extension period, for a total of 150 months.

The amounts expended in connection with the acquisition of the Ballena casino gaming license and leasehold interests have been capitalized and are being amortized over the term of the lease, including the subsequent expected extension periods, for a total of 130 months. Operating casino and leasehold interests have been capitalized and are also being amortized over the initial term of the and the first expected extension period, for a total of 130 months.

Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount of fair value less cost to sell.

Development Stage Activities

The Company was a development stage enterprise and had no revenues until the grand opening of its first casino on July 12, 1996. Itis no longer considered a development stage enterprise.

IRT INDUSTRIES, INC. AND SUBSIDIARIES
Notes to consolidated Financial Statements
September 30, 1997 and 1996 (Unaudited)
and June 30, 1997 (Audited)


Net Loss Per Share

Net loss per share of common stock is based on the weighted number of shares outstanding during the periods presented. There were no common stock equivalents.

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

Foreign Currency Conversion

The operating currency of the wholly-owned subsidiaries located in Costa Rica is the colone. The financial statements at September 30, 1997, and June 30, 1997, were converted to U.S. dollars based on the average monthly exchange rate.

The gain resulting from the translation of foreign currency for the three months ended September 30, 1997 and for the year ended June 30, 1997, was $8,752 and $2,176, respectively. This gain is reflected in stockholders' equity as "Equity adjustment from foreign currency translation".

IRT INDUSTRIES, INC. AND SUBSIDIARIES
Notes to consolidated Financial Statements
September 30, 1997 and 1996 (Unaudited)
and June 30, 1997 (Audited)


Reclassification

Certain prior year amounts have been reclassified to conform to the current year's presentation.

NOTE B - ACQUISITIONS

The Company has issued shares of its common stock as payment for the following acquisitions:

Acquisition of Floating Gaming  Casino License

In a series of transactions from March 14, 1996, to March 21, 1996, the Company issued 2,400,000 shares of common stock, received $5,000 in cash and a transfer of a floating license to operate a casino in the country of Costa Rica valued at $595,000 from a related party. A "floating license" allows the placement of one casino business at almost any location where any legal business can be conducted. This is one of only two such licenses believed to exist in the country. The floating casino license has been valued at $595,000. Payment for this license was made by canceling the seller's promissory note to the Company which resulted from issuance of common stock.

Acquisition of Casino

Juegos - On May 3, 1996, the Company agreed to issue 289,361 shares of common stock and received, by transfer, a license to operate a casino in the country of Costa Rica as well as leasehold rights for the casino in which to operate, plus related furniture, casino equipment and improvements. The license and leasehold interest were valued at $1,350,000, while the furniture, casino equipment and improvements were valued at $140,000. In addition, $210,000 was recorded as prepaid rent.

Ballena - On September 5, 1996, the Company acquired, by agreements, an additional operating casino, the Casino Bahia
Ballena, located in a "Five Star" beach hotel in Costa Rica, for a price of $700,000, payable in common stock of the Company (a total of 116,666 of common shares, of which 50,000 shares were issued as an acquisition fee). The company received a license to operate a casino in the country of Costa Rica, as well as leasehold rights for the casino, furniture, casino equipment and improvements.
The license and leasehold interest were valued at $552,650, while the furniture, casino equipment and improvements were valued at $147,350. Inmobiliaria is a shell company formed to lease the property and had no other transactions.

IRT INDUSTRIES, INC. AND SUBSIDIARIES
Notes to consolidated Financial Statements
September 30, 1997 and 1996 (Unaudited)
and June 30, 1997 (Audited)


Amortization of Casino Licenses and Interests

For the three months ended September 30, 1997 and 1996, amortization related to the acquisition of the floating gaming casino license was $9,917 for both periods, while the amortization for the operating casinos' gaming licenses were $28,031 and $27,000, respectively. Acquisition of Furniture and Casino Equipment
In a separate transaction, on May 9, 1996, the Company issued
23,289 shares of common stock and received furniture and casino equipment to be used in future operations. The furniture and casino equipment have been valued at $140,000.

Asset Impairment Loss

In accordance with Statement of Financial Accounting Standards
No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" the Company recorded an impairment loss on the long-lived assets of the Juegos casino.
The trend in cosmopolitan San Jose is for professional gamblers to visit smaller casinos, in the expectation of winning substantial funds before being excused from gaming. As a result, the first year's revenues indicated that the undiscounted future revenue from this business would be less than the carrying value of the long-lived assets related to that business (principally the equipment and intangibles of the Casino License and Interest).Accordingly, on June 30, 1997, the company recognized an impairment loss of approximately $409,000. This loss is the difference between the carrying value of the Juegos Casino License and Interest and the fair value of this asset based on a multiple of future net revenues and is reflected in the consolidated statement of loss as "Casino asset impairment loss".

IRT INDUSTRIES, INC. AND SUBSIDIARIES
Notes to consolidated Financial Statements
September 30, 1997 and 1996 (Unaudited)
and June 30, 1997 (Audited)


NOTE C - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107. The fair value amounts have been determined based on available market information and appropriate valuation methodology. The carrying amounts and estimated fair values of the Company's financial assets and liabilities approximate fair value due to short maturities of the instruments. The fair value of the stock subscriptions receivable are estimated based on an annual interest rate of 18% and the anticipated dates of payment and have been reduced accordingly. Fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment;
therefore, fair value cannot be determined with precision.

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:


                                       September             June
                                       30, 1997              30, 1997
                                       (Unaudited)           (Audited)


Furniture and fixtures                 $   20,489            $  20,489
Computer equipment                          6,152                6,152
Casino equipment                          425,013              425,013
Leasehold Improvements                      7,349                7,349
Accumulated depreciation               (   45,127)           (  35,552)

                                       $  413,876            $ 423,451

For the three months ended September 30, 1997, and 1996, respectively, depreciation related to the above assets was $9,575 and $3,770.

IRT INDUSTRIES, INC. AND SUBSIDIARIES
Notes to consolidated Financial Statements
September 30, 1997 and 1996 (Unaudited)
and June 30, 1997 (Audited)


NOTE E - RELATED PARTY TRANSACTIONS

Due to Related Parties

During the three months ended September 30, 1997 and 1996, various legal fees of approximately $22,035 and $20,000, respectively, were charged to the Company by its United States legal counsel, a professional association whose principal is also a principal shareholder, President, and Board of Directors member the Company.The outstanding balances as of September 30, 1997, and June 30, 1997, were approximately $20,000, respectively, and are included in accounts payable.

NOTE F - ACCRUED LIABILITIES

Accrued liabilities consisted of the following:


                                       September             June
                                       30, 1997              30, 1997
                                       (Unaudited)           (Audited)


Audit fees                             $  29,000             $  29,000
Legal settlement and related interest     31,098                31,098
Other                                     22,212                16,224

                                       $  82,310             $  76,322


NOTE G - STOCKHOLDER'S EQUITY

Common Stock

The Company has authorized 100,000,000 shares of common stock with a par value of $.0001 per share. At September 30, 1997, and June 30, 1997, 1,433,995 shares and 10,339,949 shares, respectively, were issued and outstanding. The Company has no other authorized or outstanding securities of any class. The decrease in the number of outstanding shares resulted from the transactions described below.

IRT INDUSTRIES, INC. AND SUBSIDIARIES
Notes to consolidated Financial Statements
September 30, 1997 and 1996 (Unaudited)
and June 30, 1997 (Audited)


Stock Subscriptions Receivable

On March 14, 1996, the Company issued 4,000,000 shares of common stock under Stock Subscription Agreements, for an aggregate purchase price of $1,500,000. On June 4, 1996, the notes were assigned to a third party corporation and the repayment terms were fixed to provide for minimum monthly payments of $75,000 without interest until the end of April 1997, at which time any remaining balance would be due. The due date of the remaining subscription receivable was extended.

Interest in the amount of $228,674 has been imputed on this receivable based on an annual percentage rate of 18%, and has been reflected in the financial statements as a reduction in the value of the receivable. Consequently, interest of $17,716 and $75,474 was considered earned during the three months ended September 30, 1997 and 1996, respectively.

Stock Options

On February 29, 1996, the Board of Directors granted an option to a former officer/stockholder to purchase 200,000 shares of common stock at an exercise price of $.0001 per share. The options were exercisable during a period of two years between March 1, 1996 to March 1, 1998. On July 30, 1996, all options were exercised.

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

The same entities have committed in writing to purchase of at least $400,000 of additional common stock over the six-month period ending April 1998, on at least the same terms and conditions described above.

IRT INDUSTRIES, INC. AND SUBSIDIARIES
Notes to consolidated Financial Statements
September 30, 1997 and 1996 (Unaudited)
and June 30, 1997 (Audited)


Reverse Stock Split

During the first quarter of the Company's 1998 fiscal year, the common stock of the Company experienced a significant decline in the trading per share price. In addition to the detrimental effect the lower trading price had to the shareholders, it diminished the Company's ability to make acquisitions using the Company's common stock. Further, the Company received a warning from the Philadelphia Stock Exchange that, were the stock price to remain low, the Company would be brought before a committee for evaluation, which could result in material adverse consequences as to the listing of the stock.

As a result of the above, effective on September 17, 1997, the Company reverse split its common stock at a ratio of one new share for each ten old shares issued and outstanding. No recognition of the reverse stock split has been given in the June 30, 1997, consolidated financial statements.

NOTE H - INCOME TAXES

The Company and its subsidiary do not file consolidated income tax returns. The Company files its income tax return using the cash method of accounting wherein revenue is recognized when received and expenses are deducted when paid effectively eliminating all prepaid expenses, accounts payable and accrued expenses from the determination of taxable income or loss. For the years ended
June 30, 1997 and 1996, the Company generated for U.S. income tax purposes net operating losses, of approximately $1,047,349 and $109,536, respectively. These loss carryforwards expire in the years 2012 and 2011, respectively. The Company had a net operating loss carryforward of approximately $634,000 as of June 30, l995. However, as of March l, l996, and subsequent, there were ownership changes in the Company as defined in Section 382 of the Internal Revenue Code. As a result of these changes, the Company's ability to utilize net operating losses and capital losses available before the ownership change is restricted to a total of approximately $43,860 per year (approximately 7.31% of the market value of the Company at the time of the ownership change). Therefore, substantial net operating loss carryforwards will be eliminated in future years due to the change in ownership. The utilization of the remaining carryforwards is dependent on the Company's ability to generate sufficient taxable income during the carryforward periods and no further significant changes in ownership.

IRT INDUSTRIES, INC. AND SUBSIDIARIES
Notes to consolidated Financial Statements
September 30, 1997 and 1996 (Unaudited)
and June 30, 1997 (Audited)


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

NOTE I - COMMITMENTS AND CONTINGENCIES

Leased Premises

Pursuant to the acquisition of the leasehold interest, the Company assumed a lease for the operation of a casino in a hotel in San Jose, Costa Rica. The lease was executed on May 1, 1996, and has an initial term of thirty (30) months. Rent comprising approximately 50% for initial lease term has been prepaid. At
September 30, 1997 and June 30, 1997, prepaid rent is $91,000 and
$112,000, respectively. The Company has reflected $84,000 as a current asset for both periods, while $7,000 and $28,000 is classified as the long-term portion of prepaid rent at September
30, 1997 and June 30, 1997, respectively.

The lease provides for options to renew for additional ten (10) year periods. Management expects that the options will be exercised. Rental payments are $14,000 per month with an eight percent (8%) escalation clause. The seller of the leasehold interests to the Company agreed to pay the owner of the hotel $900,000 in eight quarterly payments of $112,500 commencing on August 1, 1996, which amounts were included in the original lease as rental payments. The terms of the lease were such that the quarterly payments were guaranteed as additional rents if not made to the hotel's owner by the seller. This provision has since been rescinded by mutual agreement. Furthermore, the hotel owner has waived portions of the rent during periods of low occupancy. The lessor has agreed verbally to make future concessions if conditions warrant, but is not under any written obligation to do so.

The original lease for the Ballena casino expired on June 30, 1997,and was renewed for an additional five year period, until June 30,2002. The agreement provides for payments of $9,000 per month through December 31, 1997 and $12,000 thereafter.

IRT INDUSTRIES, INC. AND SUBSIDIARIES
Notes to consolidated Financial Statements
September 30, 1997 and 1996 (Unaudited)
and June 30, 1997 (Audited)


Minimum future lease expenses of all non-cancelable operating leases (partially prepaid as discussed above) for the next five years, as of June 30, 1997, are as follows:

  1998                                 $ 294,000
  1999                                   200,000
  2000                                   144,000
  2001                                   144,000
  2002 and thereafter                    144,000

                                       $ 926,000

Rent expense for the three months ended September 30, 1997, and 1996, was $71,808 and $46,098, respectively.

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

Litigation

A lawsuit against the Company was settled on March 13, 1995, to recover license agreement royalties in the amount of $6,000. The legal action was initiated by Herman J. Schellstede, licenser of certain patents included in the license agreement. This amount plus accrued interest is included in accrued liabilities at September 30, 1997 and June 30, 1997.

A lawsuit against the Company was settled on November 16, 1994, in the amount of $22,173, plus interest, from IRT, formally known as Triumph Capital, Inc., and Steven Telsey, jointly and severally.
The legal action was initiated by Morton I. Singerman. This amount plus accrued interest is included in accrued liabilities.

IRT INDUSTRIES, INC. AND SUBSIDIARIES
Notes to consolidated Financial Statements
September 30, 1997 and 1996 (Unaudited)
and June 30, 1997 (Audited)


Consulting Agreements

From time-to-time the Company engages, retains and dismisses various consultants. The consultants provide various services including assisting with shareholder relations, responding to inquiries, short and long-term strategic planning, marketing the Company to the investment community and identification and negotiation of potential acquisitions.

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

Office Facilities and Staffing

The Company is also charged at least $5,000 per month under an informal office services arrangement. Consequently, the Company is supplied with various services, products and benefits including an office suite, conference room, receptionist area, storage facilities photocopying, faxing, computers, office supplies and personnel, including a secretary and receptionist.

IRT INDUSTRIES, INC. AND SUBSIDIARIES
Notes to consolidated Financial Statements
September 30, 1997 and 1996 (Unaudited)
and June 30, 1997 (Audited)


NOTE J - MANAGEMENT'S PLANS

The Company's financial statements for the three months ended September 30, 1997 and 1996 and for the year ended June 30, 1997 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from development stage activities, as a result of which there is an accumulated deficit as of September 30, 1997.

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

Management recognizes that the Company must generate additional resources in order to continue. Management's plans include continuing collections on the subscriptions receivable, purchases and commitments to purchase subsequent to year end as well as the proposed acquisition of at least one, and possibly three, additional revenue producing casinos and the generation of additional proceeds from a potential private placement offering of shares or debt. Management is also reviewing the opportunities and costs of commencing other operations, including Internet casino gaming and sports wagering.

Furthermore, management anticipates continuing its current operating activities and generating funds from such activities during the year ending June 30, 1998, due to its belief that the existing casino operations have the potential to achieve profitability during the fiscal year ended June 30, 1998, with improve fiscal controls.

IRT INDUSTRIES, INC. AND SUBSIDIARIES
Notes to consolidated Financial Statements
September 30, 1997 and 1996 (Unaudited)
and June 30, 1997 (Audited)


NOTE K - SUBSEQUENT EVENTS

Casino Acquisition Negotiations

In early August 1997, the Company began negotiations to acquire a third casino operation in the Raddison Hotel, located in San Jose, Costa Rica.

Litigation

On September 3, 1997, the Company entered into litigation in connection with a lawsuit resulting from the Company's stop transfer on shares based on alleged fraudulent representations relating to the original issuance. A judge agreed with the Company to the extent of issuing a temporary injunction against the shares. The Company posted a $10,000 bond as security for its position, and subsequently issued 300,000 shares of its common stock to be held as additional security for the Defendant. The suit remains pending, however, the Company expects no adverse monetary result upon adjudication.