Form 10-Q
period 1997-12-31
IRT INDUSTRIES INC
filed 1998-03-09
CIK 806030

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

    (Mark one)

    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended December 31, 1997

                             OR

    (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES ACT OF 1934

    For the transition period from_________ to_____________

Commission file number 0-15347


                       IRT INDUSTRIES, INC.
     (Exact name of registrant as specified in its charter)

  FLORIDA                         59-2720096
(State or other jurisdiction of   (IRS Employer Identification
  incorporation or organization)   Number)

    555 S. Federal Highway, Suite 200, Boca Raton, FL 33432
            (Address of principal executive offices)


                         (561-416-7239
      (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X

    No ___

As at December 31, 1997, the registrant had outstanding
5,433,995 shares of Common Stock, par value $0.0001.



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

                      Results of Operations

                            General

    The Company experienced a significant increase in revenues and expenditures for the fiscal quarters ended December 31, 1996 and 1997. This primarily resulted from its operating businesses.

    Cost of Sales, Operating Expenses, and Other Expenditures

    Significant increases also occurred in costs of sales, operating expenses, and other expenditures. With respect to its two operating businesses, the ratio of such expenditures is higher for the Casino Amstel as compared to the second operation, the Casino Bahia Ballena. This is due to the fact that the Casino Amstel was the first business established and therefore absorbed many of the initial start up costs and expenses. Further, it took time for the Company to learn how to streamline expenditures, as part of the learning process of operating the first business.

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

    b. the Company had intended to establish at least one additional casino prior to the December 31, 1997, year end, bringing total operating businesses to three, and at least three additional casinos prior to the June 30, 1998, fiscal year end, however due to the year end holiday season, and other delays, it believes the third casino may not be established until sometime prior to mid - 1998 with additional casinos anticipated, with no assurances, until later in the year; and

    c. Management is undertaking a plan of reviewing and pursuing other related opportunities, such as Internet gaming, and utilization of the public company to undertake spin-off transactions of other companies. As to same, the Company continues to review Internet gaming viability and has reviewed numerous spin-offs and other opportunities.

                            SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


    IRT Industries, Inc.
    (registrant)

    By: /s/ Richard Rossi
    Richard Rossi, President and Treasurer
    (Principal Executive Officer and Principal Financial
     Officer)

    Date: 3/06/98


Item 1.    FINANCIAL STATEMENTS


IRT INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets


                                   December       June
                                   31, 1997       30, 1997
                                   (Unaudited)    (Audited)
ASSETS

CURRENT ASSETS:
Cash in Bank                       $   65,731     $   100,198
Prepaid Rent (Current Portion)         70,000          84,000

Other Current Assets                   34,672           6,675

  TOTAL CURRENT ASSETS                170,403         190,873


PROPERTY & EQUIPMENT,
  Net of accumulated depreciation
    of $64,771 and $35,552            403,808         423,451

OTHER ASSETS:
Casino License, net of accumulated
  amortization of $72,722 and
  $52,889                             522,278         542,111
Casino Interests, less asset
  impairment loss of $409,000
  and net of accumulated
  amortization of $224,573 and
  $168,511                          1,269,077        1,325,138
Prepaid Rent - Long-term Portion          -             28,000
Security Deposits                      12,828           12,828


  TOTAL OTHER ASSETS                1,804,183        1,908,077

TOTAL ASSETS
                                   $2,378,394       $2,522,401


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable                  $    77,113      $    91,027
Accrued and Other Current Liabili-
ties                                   77,259           76,322

  TOTAL CURRENT LIABILITIES           154,372          167,349

SHAREHOLDERS' EQUITY
Common Stock                              543            1,034
Capital in Excess of Par            8,427,806        7,740,569
Accumulated Deficit                (5,889,181)      (4,977,437)
Equity adjustment from foreign
  currency translation                (64,571)           2,176
Treasury Stock, at Par Value              (60)             (60)
Stock Subscription Receivable        (250,515)        (411,230)
  TOTAL STOCKHOLDERS'  EQUITY       2,224,022        2,355,052

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                           $2,378,394       $2,522,401


(The accompanying notes are an integral part of this financial statement.)
                                     -1-



IRT INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Loss

                                Three Months Ended       Six Months Ended
                                December   December      December    December
                                31, 1997   31, 1996      31, 1997    31, 1996
                                (Unaudited)(Unaudited)   (Unaudited) (Unaudited)
CASINO REVENUE - SEE NOTE A     $   51,549 $   73,954    $ 107,878   $  127,898
OPERATING EXPENSES:

LOSS FROM CASINO OPERATIONS        (76,599)  (212,947)    (241,927)    (372,702)

ADMINISTRATIVE EXPENSES

Bank & Credit Card Charges             206         58          330           78

Consultants                        354,112     28,800      537,412       29,300
Depreciation & Amortization          9,916      9,916       19,833       19,833
Employee Benefits & Taxes            7,201      5,695
Legal Settlements                                           20,000
Licenses & Taxes                                7,500                     7,875
Miscellaneous                                                  271       (1,004)
Office Expense                       1,015        134        2,124        1,057
Professional Services               77,516     86,501      108,140       92,846
Telephone                               64        326           71          596
Transfer Agent & Service Bureau
  Fees                               7.468      5,587        9,408        4,156
Travel & Entertainment                (937)    14,343        5,992       23,238

  Total Expenses                   449,360    153,165      704,226      177,975

OTHER INCOME:
Interest                            16,693     28,940       34,409      104,414
  Total Other Income                16,693     28,940       34,409      104,414

Net Loss                          (509,266)  (346,172)    (911,744)    (446,263)


    (The accompanying notes are an integral part of this financial statement.)


                                 -2-





























                                 -2-


IRT INDUSTRIES, INC.

Consolidated Statements of Stockholders' Equity



                                                                      Foreign                       Total
                                                                      Curren-                       Stockholders'
                                     Common  Additional               cy Tran  Treas   Stock        Equity
                         Number      Stock   Paid-in     Accumulated  -slat-   -sury   Subscription (Deficiency)
                         of Shares   Amount  Capital     Deficit      tion     Stock   Receivable   in Assets

Balance - June 30, 1996
- Audited                10,023,283  $1,002  $7,040,581  $(3,455,163)       -  $(60)   $(1,266,812) $2,319,548

Issuance of common stock
pursuant to exercise of
stock options               200,000      20           -            -        -     -              -          20

Issuance of common stock
for casino                  116,666      12     699,988            -        -     -              -     700,000

Net Loss for the year
ended June 30, 1997
- Unaudited                       -       -           -   (1,522,274)       -     -              -  (1,522,274)

Payments received on
stock for subscription
receivable                        -       -           -            -        -     -        855,582     855,582

Fluctuation in foreign
currency                          -       -           -            -    2,176     -              -       2,176

Balance - June 30, 1997
- Audited                10,339,949   1,034   7,740,569   (4,977,437)   2,176   (60)      (411,230)  2,355,052


Issuance of common
stock for subscription
receivable                4,000,000     400     399,600            -        -     -       (400,000)          -

Imputed interest on
common stock receivable           -       -     (56,627)           -        -     -         56,627           -
Reverse stock split
1 for 10                (12,905,954) (1,291)      1,291            -        -     -              -           -
Payments received on
stock for subscription
receivable                        -       -           -            -        -     -        847,461     847,461
Fluctuation in foreign
currency                          -       -           -            -  (66,747)    -              -     (66,747
Issuance of common
stock for subscription
receivable                4,000,000     400     399,600            -        -     -       (400,000)          -
Imputed interest on
common stock receivable           -       -     (56,627)           -        -     -         56,627           -
Net Loss for the three
months ended
December 31, 1997 -
Unaudited                         -       -           -     (911,744)       -     -              -    (911,274)

Balance -
December 31, 1997
Unaudited                 5,433,995  $  543  $8,427,806  $(5,889,181) (64,571) $(60) $    (250,515) $2,224,022


(The accompanying notes are an integral part of this financial statement.)
                                  -3-


















IRT INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
                                          Three Months
                                          Ended
                                          December
                                          31, 1997
                                          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                  $ (911,744)
Adjustments to reconcile net loss from
  development stage
  activities to net cash provided (used)
  by operating activities:
Amortization                                  75,895
Depreciation                                  19,643
Currency fluctuation                         (66,747)
Increase in:
Other Current Assets                         (27,998)
Accrued and Other Current Liabilities            937
Decrease in:
Accounts Payable                             (13,914)
Prepaid Rent                                  42,000
Net Cash used by operating activities       (881,928)
CASH FLOWS FROM FINANCING ACTIVITIES
Receipts:
Payments on stock subscription receivable    847,461
Net cash provided by financing activities    847,461
NET DECREASE IN CASH AND EQUIVALENTS         (34,467)
CASH AND EQUIVALENTS - BEGINNING             100,198
CASH AND EQUIVALENTS - ENDING              $  65,731
SUPPLEMENTAL DISCLOSURES:
Common stock issued for stock
  subscription receivable                  $ 800,000

(The accompanying notes are an integral part of this financial statement.)
                          -4-







IRT INDUSTRIES, INC. AND SUBSIDIARIES
Notes to consolidated Financial Statements
December 31, 1997 and 1996 (Unaudited)
and June 30, 1997 (Audited)
NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business Activity
IRT Industries, Inc. (IRT) was incorporated in Florida in August 1986 under the name Triumph Capital, Inc. (Triumph). Triumph was originally engaged in the stock transfer business. In 1992, Triumph changed its name to IRT as part of a reorganization in which it exchanged 2,900,000 of its common stock for all of the issued and outstanding shares of IRT Industries, Inc., a company incorporated in California on December 13, 1990, pursuing environmental business opportunities. Triumph then merged into IRT and reincorporated in the State of Florida. By the end of the fiscal year ended June 30, 1996, IRT had discontinued most of its prior business activities. In March 1996, the management of the Company changed as a result of a majority of its outstanding shares of common stock. Under its new management, the Company has actively sought international casino acquisition opportunities throughout Latin America.

During the fiscal year ended June 30, 1996, the Company acquired a casino interest and licenses in Costa Rica including a leased facility purchased by a recently formed wholly owned subsidiary, Juegos Ruro, S.A. (Juegos). Additionally, the Company acquired, by agreements in September 1996, another operating casino, the CasinoBahia Ballena, located in a "Five Star" beach hotel on the west coast of Costa Rica, through its wholly owned subsidiaries, Casino Bahia Ballena, S.A. (Ballena). and Inmobiliaria la J Tres S.R.L. (Inmobiliaria). Consequently, the Company currently owns and operates two casino businesses in Central America, which together with South America,is the primary location in which it is focusing its continuing acquisition efforts. The sole source of the Company's revenue is derived from gaming operations.
In September 1996, the Company filed an application to list the Company's common stock for trading on the Philadelphia Stock Exchange, which application was subsequently accepted in early 1997. The Company has also started the process to change its business name to "Intercontinental Gaming and Resorts" to more accurately reflect the current scope of the Company's business activities.

IRT INDUSTRIES, INC. AND SUBSIDIARIES
Notes to consolidated Financial Statements
December 31, 1997 and 1996 (Unaudited)
and June 30, 1997 (Audited)


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

Casino Revenue
Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses, plus 50% of the net win from slot machines owned and serviced by an independent third party. The following table represents the gross winnings and pay-outs for the three months ended:
                                       December    December
                                       31, 1997    31, 1996
                                       (Unaudited) (Unaudited)

  Gross winnings, including slot
      machine revenues                $   391,622  $  358,374

  Less pay-outs                       (   335,293) (  304,430)

    Casino Revenue                    $    56,329  $   53,944

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

Licenses and Leasehold Interests and Amortization
The amounts expended in connection with the acquisition of the Juegos casino gaming license and leasehold interests have been capitalized and are being amortized over the term of the lease, including the first expected extension period, for a total of 150 months. Operating casino and leasehold interests have been capitalized and are also being amortized over the initial term of the and the first expected extension period, for a total of 150 months. The amounts expended in connection with the acquisition of the Ballena casino gaming license and leasehold interests have been capitalized and are being amortized over the term of the lease,including the subsequent expected extension periods, for a total of 130 months. Operating casino and leasehold interests have been capitalized and are also being amortized over the initial term of the and the first expected extension period, for a total of 130 months.

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

IRT INDUSTRIES, INC. AND SUBSIDIARIES
Notes to consolidated Financial Statements
December 31, 1997 and 1996 (Unaudited)
and June 30, 1997 (Audited)


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

Foreign Currency Conversion
The operating currency of the wholly-owned subsidiaries located in Costa Rica is the colone. The financial statements at December 31, 1997, and June 30, 1997, were converted to U.S. dollars based on the average monthly exchange rate.
The gain (loss) resulting from the translation of foreign currency for the three months ended December 31, 1997 and for the year ended June 30, 1997, was ($66,747) and $2,176, respectively. This gain (loss) is reflected in stockholders' equity as "Equity adjustment from foreign currency translation".

IRT INDUSTRIES, INC. AND SUBSIDIARIES
Notes to consolidated Financial Statements
December 31, 1997 and 1996 (Unaudited)
and June 30, 1997 (Audited)

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

IRT INDUSTRIES, INC. AND SUBSIDIARIES
Notes to consolidated Financial Statements
December 31, 1997 and 1996 (Unaudited)
and June 30, 1997 (Audited)


Amortization of Casino Licenses and Interests
For the three months ended December 31, 1997 and 1996, amortization related to the acquisition of the floating gaming casino license was $19,643 for both periods, while the amortization for the operating casinos' gaming licenses were $75,895 and $83,045, respectively.

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

IRT INDUSTRIES, INC. AND SUBSIDIARIES
Notes to consolidated Financial Statements
December 31, 1997 and 1996 (Unaudited)
and June 30, 1997 (Audited)


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

NOTE D - PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:
                              December             June
                              31, 1997             30, 1997
                              (Unaudited)          (Audited)

Furniture and fixtures        $   20,489            $  20,489
Computer equipment                 6,152                6,152
Casino equipment                 425,013              425,013
Leasehold Improvements             7,349                7,349
Accumulated depreciation      (   55,195)           (  35,552)
                              $  403,808            $ 423,451

For the six months ended December 31, 1997, and 1996, respectively, depreciation related to the above assets was $19,643 and $12,637.

IRT INDUSTRIES, INC. AND SUBSIDIARIES
Notes to consolidated Financial Statements
December 31, 1997 and 1996 (Unaudited)
and June 30, 1997 (Audited)

NOTE E - RELATED PARTY TRANSACTIONS
Due to Related Parties
During the six months ended December 31, 1997 and 1996, various legal fees of approximately $60,000 and $40,000, respectively, were charged to the Company by its United States legal counsel, a professional association whose principal is also a principal shareholder, President, and Board of Directors member the Company. The outstanding balances as of December 31, 1997, and June 30, 1997, were approximately $20,000, respectively, and are included in accounts payable.

NOTE F - ACCRUED LIABILITIES
Accrued liabilities consisted of the following:
                              December              June
                              31, 1997              30, 1997
                              (Unaudited)           (Audited)

Audit fees                    $      0              $  29,000
Legal settlement and            31,098                 31,098
related interest
Other                           51,212                 16,224
                             $  82,310              $  76,322

NOTE G - STOCKHOLDER'S EQUITY
Common Stock
The Company has authorized 100,000,000 shares of common stock with a par value of $.0001 per share. At December 31, 1997, and June 30, 1997, 5,433,995 shares and 10,339,949 shares, respectively,were issued and outstanding. As a part of its recent stock split, the total authorized shares is 10,000,000. The Company has no other authorized or outstanding securities of any class. The decrease in the number of outstanding shares resulted from the transactions described below.

IRT INDUSTRIES, INC. AND SUBSIDIARIES
Notes to consolidated Financial Statements
December 31, 1997 and 1996 (Unaudited)
and June 30, 1997 (Audited)

Stock Subscriptions Receivable
On March 14, 1996, the Company issued 4,000,000 shares of common stock under Stock Subscription Agreements, for an aggregate purchase price of $1,500,000. On June 4, 1996, the notes were assigned to a third party corporation and the repayment terms were fixed to provide for minimum monthly payments of $75,000 without interest until the end of April 1997, at which time any remaining balance would be due. The due date of the remaining subscription receivable was extended. Interest in the amount of $228,674 has been imputed on this receivable based on an annual percentage rate of 18%, and has been reflected in the financial statements as a reduction in the value of the receivable. Consequently, interest of $34,409 and $104,414 was considered earned during the three months ended December 31,1997 and 1996, respectively.

Stock Options
On February 29, 1996, the Board of Directors granted an option to a former officer/stockholder to purchase 200,000 shares of common stock at an exercise price of $.0001 per share. The options were exercisable during a period of two years between March 1, 1996 to March 1, 1998. On July 30, 1996, all options were exercised.

Sale of Common Stock
On August 15, 1997, the company sold 4,000,000 shares of its common stock for a total of $400,000, 2,000,000 shares to two corporations, which companies already held a substantial controlling interest in the Company. Corporacion de Inversiones, R&G, S.A. and Corporacion de Inversiones, K&Z, S.A., consummated the purchase by signing promissory notes, collateralized by the shares to be held in escrow. The notes are each to be paid in monthly installments of at least $10,000 each, and do not provide for the payment of interest.
The same entities have committed in writing to purchase of at least $400,000 of additional common stock over the six-month period ending April 1998, on at least the same terms and conditions described above. Such commitment is being negotiated as to final terms.

IRT INDUSTRIES, INC. AND SUBSIDIARIES
Notes to consolidated Financial Statements
December 31, 1997 and 1996 (Unaudited)
and June 30, 1997 (Audited)


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

IRT INDUSTRIES, INC. AND SUBSIDIARIES
Notes to consolidated Financial Statements
December 31, 1997 and 1996 (Unaudited)
and June 30, 1997 (Audited)


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

NOTE I - COMMITMENTS AND CONTINGENCIES
Leased Premises
Pursuant to the acquisition of the leasehold interest, the Company assumed a lease for the operation of a casino in a hotel in San Jose, Costa Rica. The lease was executed on May 1, 1996, and has an initial term of thirty (30) months. Rent comprising approximately 50% for initial lease term has been prepaid. At December 31, 1997 and June 30, 1997, prepaid rent is $70,000 and $112,000, respectively. The Company has reflected $70,000 as a current asset for both periods, while $0 and $28,000 is classified as the long-term portion of prepaid rent at December 31, 1997 and June 30, 1997, respectively. The lease provides for options to renew for additional ten (10) year periods. Management expects that the options will be exercised. Rental payments are $14,000 per month with an eight percent (8%) escalation clause. The seller of the leasehold interests to the Company agreed to pay the owner of the hotel $900,000 in eight quarterly payments of $112,500 commencing on August 1, 1996, which amounts were included in the original lease as rental payments. The terms of the lease were such that the quarterly payments were guaranteed as additional rents if not made to the hotel's owner by the seller. This provision has since been rescinded by mutual agreement. Furthermore, the hotel owner has waived portions of the rent during periods of low occupancy.
The lessor has agreed verbally to make future concessions in conditions warrant, but is not under any written obligation to do so.

The original lease for the Ballena casino expired on June 30, 1997,and was renewed for an additional five year period, until June 30, 2002. The agreement provides for payments of $9,000 per month through December 31, 1997 and $12,000 thereafter.

IRT INDUSTRIES, INC. AND SUBSIDIARIES
Notes to consolidated Financial Statements
December 31, 1997 and 1996 (Unaudited)
and June 30, 1997 (Audited)


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
                                       $ 926,000

Rent expense for the six months ended December 31, 1997, and

1996, was $143,616 and $117,318, respectively.

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

Litigation
A lawsuit against the Company was settled on March 13, 1995, to recover license agreement royalties in the amount of $6,000. The legal action was initiated by Herman J. Schellstede, licenser of certain patents included in the license agreement. This amount plus accrued interest is included in accrued liabilities at December 31, 1997 and June 30, 1997.
A lawsuit against the Company was settled on November 16, 1994, in the amount of $22,173, plus interest, from IRT, formally known as Triumph Capital, Inc., and Steven Telsey, jointly and severally. The legal action was initiated by Morton I. Singerman. This amount plus accrued interest is included in accrued liabilities.

IRT INDUSTRIES, INC. AND SUBSIDIARIES
Notes to consolidated Financial Statements
December 31, 1997 and 1996 (Unaudited)
and June 30, 1997 (Audited)


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

Office Facilities and Staffing
The President of the Company is also the President of a law firm which has supplied office and related facilities to the Company, as well as legal services. The Company has also commenced accruing compensation to the President starting with the month of October, 1997. (Prior to October 1, 1997, since he first became President, in approximately March 1996, he received no salary). With respect to the office and related facilities, the President, through his law firm, supplies the Company with its corporate headquarters in the U.S.A., including the use of office furniture, equipment, computers, copy machine, and staff. The Company also has access to unlimited amout of office supplies. Under this arrangement, the Company also utilizes the conference room on an as needed basis, and obtains the assistance of employees and independent contractors employed by the law firm. As a benefit to the Company, the Company does not need to, however, pay compensation or taxes with respect to such persons, or obtain insurance benefits for such people. Under the arrangement, the Company pays the law firm a sum of $5,000 per month for the foregoing.

The law firm also supplies the Company with legal services. Management believes that such services are very competitively priced. These services include assistance with respect to drafting Form 10-KSB, Form 10-QSB for each quarter, Form 8-K's and other reports and filings as appropriate. The law firm also coordinates activities with other law firms supplying legal services, drafts, corporate minutes, contracts, demand letter, and provides other general corporate and securities law services. The services are estimated to be approximately two hours per day, and at an agreed reduced hourly rate of $200 (the law firm normally charges its clients between $250 and $275 per hour), the bill would be approximately $8,500 per month. However, out of professional courtesy, the law firm discounts each bill to $5,000 per month, for certain months in the discretion of the law firm depending upon the quantity of work effort for the particular month. The Company also commenced accruing salary to Mr. Rossi of an annual amount of $90,000. (Commencing January 1, 1998, the $90,000 is deemed salary and prior to such date is deemed payment fees, pursuant to Mr. Rossi's assignment of his salary to his law firm) the President, however, as part of the agreed amount, to the benefit of the Company, has waived receiving health insurance, disability insurance, officer and director liability insurance and life insurance, which items are often required by executive officers of a public companies. From time to time, the Company has and will continue to have, to pay, for the automobile expenses for its President. Apart from any automobile expense, after taking into consideration all payments made by the Company in connection with the foregoing during the months of October, November and December 1997, essentially all fees, accrued salary, and expenses discussed herein were essentially paid.

IRT INDUSTRIES, INC. AND SUBSIDIARIES
Notes to consolidated Financial Statements
December 31, 1997 and 1996 (Unaudited)
and June 30, 1997 (Audited)


NOTE J - MANAGEMENT'S PLANS
The Company's financial statements for the three months ended
December 31, 1997 and 1996 and for the year ended June 30, 1997 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from development stage activities, as a result of which there is an accumulated deficit as of December 31, 1997.

The company also experienced difficulties in paying its creditors timely, mostly legal and professionals, according to their terms, and certain bills were past due. These factors raise doubt about the Company's ability to continue as a going concern without achieving profitable operations or an infusion of capital oradditional financing. The Company believes that with the collection of the existing stock subscription receivable and the agreements and commitments by investors to purchase $800,000 of additional common stock it can continue for at least another year. Were the stockholders who received shares in exchange for a stock subscription receivable to default or those agreeing to and committing to purchase additional shares rescind their agreements and commitments, such problems would be compounded. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management recognizes that the Company must generate additional resources in order to continue. Management's plans include continuing collections on the subscriptions receivable, purchases and commitments to purchase subsequent to year end as well as the proposed acquisition of at least one, and possibly three, additional revenue producing casinos and the generation of additional proceeds from a potential private placement offering of shares or debt. Management is also reviewing the opportunities and costs of commencing other operations, including Internet casino gaming and sports wagering. Furthermore, management anticipates continuing its current operating activities and generating funds from such activities during the year ending June 30, 1998, due to its belief that the existing casino operations have the potential to achieve profitability during the fiscal year ended June 30, 1998, with improve fiscal controls.

IRT INDUSTRIES, INC. AND SUBSIDIARIES
Notes to consolidated Financial Statements
December 31, 1997 and 1996 (Unaudited)
and June 30, 1997 (Audited)


NOTE K - SUBSEQUENT EVENTS
Casino Acquisition Negotiations
In early August 1997, the Company began negotiations to acquire a third casino operation in the Raddison Hotel, located in San Jose, Costa Rica. Because of the year end holidays and other delays, the Company remains in the process of entering into a letter of intent or agreement while negotiations are pending, Litigation On September 3, 1997, the Company entered into litigation in connection with a lawsuit resulting from the Company's stop transfer on shares based on alleged fraudulent representations relating to the original issuance. A judge agreed with the Company to the extent of issuing a temporary injunction against the shares. The Company posted a $10,000 bond as security for its position, and subsequently issued 300,000 shares of its common stock to be held as additional security for the Defendant. The suit remains pending, however, the Company expects no adverse monetary result upon adjudication. Subsequently, the Company entered into litigation with respect to an alleged guarantee supplied by the Company in relation to one of its acquisitions. The Company is in the process of litigating same and is consulting with its attorneys to determine what, if any, is its liability as to same.