Form 10-Q
period 1998-03-31
IRT INDUSTRIES INC
filed 1998-07-20
CIK 806030

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

     OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the transition period from _______ to _______
     Commission file number 0-15347


IRT INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

FLORIDA                                    59-2720096
(State or other jurisdiction of      (IRS Employer Identification Number)
incorporation or organization)

555 S. Federal Highway, Boca Raton, FL  33432
(Address of principal executive offices)

     (561) 416-7239
(Registrant's telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X)

No  (  )

As at March 31, 1998, the registrant had outstanding 6,533,995 shares of Common Stock, par value $0.0001.

PART 1 - FINANCIAL INFORMATION

Item 1. - Financial Statements

     Please see enclosed financial statements.

PART 2 - OTHER INFORMATION

Item 2. - Management's Discussion and Analysis of Financial
Condition and Results of Operation.

     The following discussion should be read in conjunction with the Financial Statements and Notes thereto contained elsewhere herein. Please note that no assurance exists as to the actual future outcome of Management's plans, assumptions, or estimates.

Results of Operations

General

     The Company experienced a material increase in revenues and expenditures for the fiscal quarters ended March 31, 1997 and 1998. This primarily resulted from its operating businesses.

Cost of Sales, Operating Expenses and Other Expenditures

     Significant increases also occurred in costs of sales, operating expenses, and other expenditures. With respect to its operating businesses, the ratio of such expenditures was higher for the Casino Amstel as compared to the second operation, the Casino Bahia Ballena. This is due to the fact that the Casino Amstel was the first business established and therefore absorbed many of the initial start up costs and expenses. Further, it took time for the company to learn how to streamline expenditures, as part of the learning process of operating the first business.

Liquidity and Financial Condition

     The Company has experienced significant losses from operations. Management believes this is normal due to the pursuit of an international roll-out of its business services and products. This is a long term plan of expansion, and initially losses can be expected. As additional casino and other business operations are pursued, Management believes expenditures will increase, but should eventually be offset, to a certain extent , by revenues from additional business pursuits.

Plan of Operation

     The Company's plan of operation for the twelve month period
June 30, 1998, to June 30, 1999 is to focus upon the acquisition and/or establishment of additional revenue generating businesses in Latin America. Specifically:

     a. Management believes that, based upon current income and projected income estimates, the Company can satisfy cash requirements through the end of 1998, and anticipates it will raise additional funds in 1998 for acquisitions and operational needs;

     b. The Company had intended to establish at least one additional casino prior to the quarter ending December 31, 1997, bringing total operating businesses to three. However, management determined to liquidate the Casino Bahia Ballena and focus efforts on opening one other casino. Management believes the new second casino may not be established until sometime prior to 1999 with additional business anticipated, with no assurances, also within the next twelve months.

c. Management is undertaking a plan of reviewing and pursuing other related opportunities, such as Internet gaming, and utilization of the public company to undertake spin-off transactions of other companies.

     d. The forgoing is limited in that new Directors are in the process of creating a new plan for the Company which may differ.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     IRT Industries, Inc.
     (Registrant)

     By:/s/ Richard Rossi
     Richard Rossi, President and Treasurer
     (Principal Executive Officer and Principal Financial Officer)
     Date 06/30/98



Item 1. - FINANCIAL STATEMENTS



IRT INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

                                                March          June
                                                31, 1998       30, 1997
                                                (Unaudited)    (Audited)

ASSETS

CURRENT ASSETS
    Cash in Bank                                $    96,067   $    100,198
    Prepaid Rent (Current Portion)                   49,000         84,000
    Other Current Assets                             26,509          6,675

                                                    171,576        190,873
PROPERTY & EQUIPMENT
    Net of accumulated depreciation of
      $64,206 and $35,552                           394,979        423,451

OTHER ASSETS
    Casino License, net of accumulated
   amortization of $82,639 and $52,889              512,361        542,111
    Casino Interests, less asset
      impairment loss of $409,000 and
  amortization of $290,794 and $168,511           1,252,855      1,325,138
    Prepaid Rent - Long-term Portion                      -         28,000
    Security Deposits                                12,828         12,828

                                                  1,778,044      1,908,077


        TOTAL ASSETS                         $    2,344,599   $  2,522,401


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts Payable                         $       76,996   $     91,027
    Accrued and Other Current Liabilities            99,799         76,322

        TOTAL CURRENT LIABILITIES                   176,795        167,349

SHAREHOLDERS' EQUITY
    Common Stock                                        653          1,034
    Capital in Excess of Par                      8,807,696      7,740,569
    Accumulated Deficit                          (6,189,303)    (4,977,437)
    Equity adjustment from foreign
      currency translation                           22,936          2,176
    Treasury Stock, at Par Value                        (60)           (60)
    Stock Subscription Receivable                  (474,118)      (411,230)

        TOTAL STOCKHOLDERS'  EQUITY               2,167,804      2,355,052

            TOTAL LIABILITIES AND
                STOCKHOLDERS'  EQUITY        $    2,344,599   $  2,522,401



(The accompanying notes are an integral part of this financial statement.)


INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Loss

                             Three Months Ended      Nine Months Ended
                             (UNAUDITED)             (UNAUDITED)
                             MARCH 31,               MARCH 31,

                             1998       1997        1998          1997

CASINO REVENUE - SEE NOTE A  $  78,064  $ 146,947   $   185,942   $ 274,845
CASINO OPERATING EXPENSES      265,294    262,372       615,099     762,972

LOSS FROM CASINO OPERATIONS   (187,230)  (115,425)     (429,157)   (488,127)

ADMINISTRATIVE EXPENSES
Bank & Credit Card Charges         190        244           520         322
Consultants                     33,755    146,000       571,167     175,300
Depreciation & Amortization      9,917      9,917        29,750      29,750
Legal Settlements                    0          0        20,000         -
Licenses & Taxes                     0          0             0       7,875
Miscellaneous                    5,141          0         5,412      (1,004)
Office Expense                      27        157         2,151       1,214
Professional Services           66,131     14,862       174,271     107,708
Telephone                          229        101           945         697
Transfer Agent & Service         5,074      5,917        14,482      10,073
      Bureau fees
Travel & Entertainment              (1)    17,635         5,991      40,873

        Total Expenses         120,463    194,833       824,689     372,808

OTHER INCOME
    Interest                     7,571     39,080        41,980     143,494

                                 7,571     39,080        41,980     143,494

            Net Loss         $(300,122) $(271,178)  $(1,211,866)  $(717,441)




(The accompanying notes are an integral part of this financial statement)

-2-


IRT INDUSTRIES, INC.

Consolidated Statements of Stockholders' Equity



                                                                              Foreign                        Total
                                                                              Curren-                        Stockholders'
                                           Common    Additional               cy Tran  Treas   Stock         Equity
                              Number       Stock     Paid-in     Accumulated  -slat-   -sury   Subscription  (Deficiency)
                              of Shares    Amount    Capital     Deficit      tion     Stock   Receivable    in Assets
Balance - June 30, 1996
- Audited                     10,023,283   $1,002    $7,040,581  $(3,455,163)       -  $(60)   $(1,266,812)  $ 2,319,548

Issuance of common stock
pursuant to exercise of
stock options                    200,000       20             0            0        0     0              0            20

Issuance of common stock
for casino                       116,666       12       699,988            0        0     0              0       700,000

Net Loss for the year
ended June 30, 1997
- Unaudited                            0        0             0   (1,522,274)       0     0              0    (1,522,274)

Payments received on
stock for subscription
receivable                             0       0              0            0        0     0        855,582       855,582

Fluctuation in foreign
currency                               0       0              0            0    2,176     0              0         2,176

Balance - June 30, 1997
- Audited                     10,339,949   1,034      7,740,569   (4,977,437)   2,176   (60)      (411,230)    2,355,052

Issuance of common
stock for subscription
receivable                     4,000,000     400        399,600            0        0     0       (400,000)            0

Imputed interest on
common stock receivable                0       0        (56,627)           0        0     0         56,627             0

Reverse stock split
1 for 10                     (12,905,954) (1,291)         1,291            0        0     0              0             0

Payments received on
stock for subscription
receivable                             0       0              0            0        0     0      1,003,858     1,003,858

Fluctuation in foreign
currency                               0       0              0            0   20,760     0              0        20,760

Issuance of common
stock for subscription
receivable                     4,000,000     400        399,600            0        0     0       (400,000)            0

Imputed interest on
common stock receivable                0       0        (56,627)           0        0     0         56,627             0

Issuance of common
stock for subscription
receivable                     1,100,000     110        379,890            0        0     0       (380,000)            0

Net Loss for the nine
months ended
March 31, 1998 -
Unaudited                              0       0              0   (1,211,866)       0     0              0    (1,211,866)

Balance -
March 31,  1998- Unaudited     6,533,995  $  543     $8,807,696  $(6,189,303) $22,936  $(60)     $(474,118)   $2,167,804



(The accompanying notes are an integral part of this financial statement.)
                                  -3-



IRT INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

                                                   Nine Months
                                                   Ended
                                                   March 31, 1998
                                                   (Unaudited)
          -
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                           $    (1,211,866)
Adjustments to reconcile net loss from
development stage activities to net
cashprovided (used) by operating
activities:
           Amortization                                    102,033
           Depreciation                                     28,654
           Currency fluctuation                              20760
Increase in:
Other Current Assets                                        23,477
Accrued and Other Current Liabilities                      (19,834)
Decrease in:
Accounts Payable                                           (14,031)
Prepaid Rent                                                63,000
                    -
 Net Cash used by operating activities                  (1,007,807)

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of property and equipment                        (182)
          -
Net cash provided by financing activities                     (182)

CASH FLOWS FROM FINANCING ACTIVITIES
    Receipts:
Payments on stock subscription receivable                1,003,858

Net cash provided by financing activities                1,003,858

NET DECREASE IN CASH AND EQUIVALENTS                        (4,131)

CASH AND EQUIVALENTS - BEGINNING                           100,198

CASH AND EQUIVALENTS - ENDING                          $    96,067

SUPPLEMENTAL DISCLOSURES:
Common stock issued for stock subscription receivable  $ 1,180,000



(The accompanying notes are an integral part of this financial statement.)











4


IRT INDUSTRIES, INC. AND SUBSIDIARIES
Notes to consolidated Financial Statements
March 31, 1998 and 1997 (Unaudited)
and June 30, 1997 (Audited)


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

During the fiscal year ended June 30, 1996, the Company acquired a casino interest and licenses in Costa Rica including a leased facility purchased by a recently formed wholly owned subsidiary, Juegos Ruro, S.A. (Juegos). Additionally, the Company acquired, by agreements in September 1996, another operating casino, the Casino Bahia Ballena, located in a "Five Star" beach hotel on the west coast of Costa Rica, through its wholly owned subsidiaries, Casino Bahia Ballena, S.A. (Ballena). and Inmobiliaria la J Tres S.R.L. (Inmobiliaria).

Consequently, the Company owned and operated two casino businesses in Central America, which together with South America, is the primary location in which it is focusing its continuing acquisition efforts. The sole source of the Company's revenue is derived from gaming operations.

Basis of Presentation

The consolidated financial statements include the accounts of IRT
Industries, Inc. and its wholly-owned foreign subsidiaries, Juegos Ruro, S.A., Casino Bahia Ballena, S.A. and Inmobiliaria la
J Tres S.R.L. all significant intercompany accounts and transactions of IRT Industries, Inc. and subsidiaries (the
Company) have been eliminated in consolidation.

IRT INDUSTRIES, INC. AND SUBSIDIARIES
Notes to consolidated Financial Statements
March 31, 1998 and 1997 (Unaudited)
and June 30, 1997 (Audited)


Cash and Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Casino Revenue

Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses, plus 50% of the net win from slot machines owned and serviced by an independent third party. The following table represents the gross winnings and pay-outs for the nine months ended:

                                       March               March
                                       31, 1998            31, 1997
                                       (Unaudited)         (Unaudited)

     Gross winnings, including slot
         machine revenues              $    1,213,399      $    1,511,384

     Less pay-outs                     (    1,027,457)     (    1,236,539)
         Casino Revenue                $      185,942      $      274,845


Concentration of Credit Risk

As of March 31, 1998 and June 30, 1997, the Company had outstanding stock subscriptions receivable, which are secured by the Company's common stock and are non-interest bearing. The carrying value of these receivables was reduced to estimated fair market value by imputing interest.

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


IRT INDUSTRIES, INC. AND SUBSIDIARIES
Notes to consolidated Financial Statements
March 31, 1998 and 1997 (Unaudited)
and June 30, 1997 (Audited)


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

IRT INDUSTRIES, INC. AND SUBSIDIARIES
Notes to consolidated Financial Statements
March 31, 1998 and 1997 (Unaudited)
and June 30, 1997 (Audited)


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

Foreign Currency Conversion

The operating currency of the wholly-owned subsidiaries located in Costa Rica is the colone. The financial statements at March
31, 1998, March 31, 1997, and June 30, 1997, were converted to
U.S. dollars based on the average monthly exchange rate.

The gain resulting from the translation of foreign currency for the nine months ended March 31, 1998 and for the year ended June 30, 1997, was $20,760 and $2,176, respectively. This gain is reflected in stockholders' equity as "Equity adjustment from foreign currency translation".

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


IRT INDUSTRIES, INC. AND SUBSIDIARIES
Notes to consolidated Financial Statements
March 31, 1998 and 1997 (Unaudited)
and June 30, 1997 (Audited)


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

Ballena - On September 5, 1996, the Company acquired, by agreements, an additional operating casino, the Casino Bahia Ballena, located in a "Five Star" beach hotel in Costa Rica, for a price of $700,000, payable in common stock of the Company (a total of 116,666 of common shares, of which 50,000 shares were issued as an acquisition fee). The company received a license to operate a casino in the country of Costa Rica, as well as leasehold rights for the casino, furniture, casino equipment and improvements. The license and leasehold interest were valued at $552,650, while the furniture, casino equipment and improvements were valued at $147,350. Inmobiliaria is a shell company formed to lease the property and had no other transactions. This casino was subsequently sold. Refer to Note K - Subsequent Events.

Amortization of Casino Licenses and Interests

For the nine months ended March 31, 1998 and 1997, amortization related to the acquisition of the floating gaming casino license was $29,750 for both periods, while the amortization for the operating casinos' gaming licenses were $72,283 and $99,422, respectively.

Acquisition of Furniture and Casino Equipment

In a separate transaction, on May 9, 1996, the Company issued
23,289 shares of common stock and received furniture and casino equipment to be used in future operations. The furniture and casino equipment have been valued at $140,000.

IRT INDUSTRIES, INC. AND SUBSIDIARIES
Notes to consolidated Financial Statements
March 31, 1998 and 1997 (Unaudited)
and June 30, 1997 (Audited)


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


IRT INDUSTRIES, INC. AND SUBSIDIARIES
Notes to consolidated Financial Statements
March 31, 1998 and 1997 (Unaudited)
and June 30, 1997 (Audited)


NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:


                                         March               June
                                         31, 1998            30, 1997
                                         (Unaudited)         (Audited)

     Furniture and fixtures              $    20,489         $    20,489
     Computer equipment                        6,333               6,151
     Casino equipment                        425,013             425,013
     Leasehold Improvements                    7,350               7,350
     Accumulated depreciation            (    64,206)          (  35,552)

                                         $   394,979         $   423,451

For the nine months ended March 31, 1998, and 1997, respectively, depreciation related to the above assets was $28,654 and $21,549.

NOTE E - RELATED PARTY TRANSACTIONS

Due to Related Parties

During the nine months ended March 31, 1998 and 1997, various fees of approximately $90,000 and $52,000, respectively, were charged to the Company by its United States legal counsel, a professional association whose principal was also a shareholder, President, and Board of Directors member of the Company. The outstanding balances as of March 31, 1998, and June 30, 1997, were approximately $30,000, and $20,000, respectively, and are included in accounts payable.

IRT INDUSTRIES, INC. AND SUBSIDIARIES
Notes to consolidated Financial Statements
March 31, 1998 and 1997 (Unaudited)
and June 30, 1997 (Audited)


NOTE F - ACCRUED LIABILITIES

Accrued liabilities consisted of the following:


                                             March               June
                                             31, 1998            30, 1997
                                             (Unaudited)         (Audited)

     Audit fees                              $    -              $    29,000
     Legal settlement and related interest       31,098               31,098
     Other                                       68,701               16,224

                                             $   99,799          $    76,322

NOTE G - STOCKHOLDER'S EQUITY

Common Stock

The Company has authorized 10,000,000 shares of common stock with a par value of $.0001 per share. At March 31, 1998, 6,533,995 shares were issued and outstanding, after giving effect to the March 1998 transaction for 1,100,000 shares (See Stock Subscriptions Receivable, below). The Company has no other authorized or outstanding securities of any class.

IRT INDUSTRIES, INC. AND SUBSIDIARIES
Notes to consolidated Financial Statements
March 31, 1998 and 1997 (Unaudited)
and June 30, 1997 (Audited)


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

Interest in the amount of $228,674 has been imputed on this receivable based on an annual percentage rate of 18%, and has been reflected in the financial statements as a reduction in the value of the receivable. Consequently, interest of $41,980 and $143,494 was considered earned during the nine months ended March 31, 1998 and 1997, respectively.

In March 1998, the Company agreed to sell to two foreign companies, a total of 1,100,000 shares, in return for promissory notes, at an average price per share of approximately $0.341/2, totaling $380,000. Interest has not been imputed on these subscriptions because all payments are to be received on or before September 22, 1998.

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

IRT INDUSTRIES, INC. AND SUBSIDIARIES
Notes to consolidated Financial Statements
March 31, 1998 and 1997 (Unaudited)
and June 30, 1997 (Audited)


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

Effective September 1997, the Company reverse split its common stock at a ratio of one new share for each ten old shares issued and outstanding. No recognition of the reverse stock split has been given in the June 30, 1997, consolidated financial statements.

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

IRT INDUSTRIES, INC. AND SUBSIDIARIES
Notes to consolidated Financial Statements
March 31, 1998 and 1997 (Unaudited)
and June 30, 1997 (Audited)


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

NOTE I - COMMITMENTS AND CONTINGENCIES

Leased Premises

Pursuant to the acquisition of the leasehold interest, the Company assumed a lease for the operation of a casino in a hotel in San Jose, Costa Rica. The lease was executed on May 1, 1996, and has an initial term of thirty (30) months. Rent comprising approximately 50% for initial lease term has been prepaid. At March 31, 1998 and June 30, 1997, prepaid rent is $49,000 and $112,000, respectively. The Company has reflected $49,000 as a current asset for both periods, while $0 and $28,000 is classified as the long-term portion of prepaid rent at March 31, 1998 and June 30, 1997, respectively.

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

The original lease for the Ballena casino expired on June 30, 1997, and was renewed for an additional five year period, until June 30, 2002. The agreement provides for payments of $9,000 per month through December 31, 1997 and $12,000 thereafter. This lease was subsequently transferred pursuant to the sale of the casino, which is described in Note K - Subsequent Events, below.

IRT INDUSTRIES, INC. AND SUBSIDIARIES
Notes to consolidated Financial Statements
March 31, 1998 and 1997 (Unaudited)
and June 30, 1997 (Audited)


Minimum future lease expenses of all non-cancelable operating leases (partially prepaid as discussed above) for the next five years, as of June 30, 1997, are as follows:

     1998            $    294,000
     1999                 200,000
     2000                 144,000
     2001                 144,000
     2002
     and thereafter       144,000

                     $    926,000

Rent expense for the nine months ended March 31, 1998, and 1997, was $186,865 and $181,408, respectively.

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

Litigation

Two lawsuits are pending against the Company, one involving 50,000 shares of previously issued stock and the other alleging liability of the Company for an alleged guarantee of approximately $100,000. Various claims an defenses are being argued and the amounts are in dispute. The Company is vigorously defending both lawsuits.

A lawsuit against the Company was settled on March 13, 1995, to recover license agreement royalties in the amount of $6,000. The legal action was initiated by Herman J. Schellstede, licenser of certain patents included in the license agreement. This amount plus accrued interest is included in accrued liabilities at December 31, 1997 and June 30, 1997.

A lawsuit against the Company was settled on November 16, 1994, in the amount of $22,173, plus interest, from IRT, formally known as Triumph Capital, Inc., and Steven Telsey, jointly and severally. The legal action was initiated by Morton I.
Singerman. This amount plus accrued interest is included in accrued liabilities. The Company had agreed to supply Mr.
Singerman with

IRT INDUSTRIES, INC. AND SUBSIDIARIES
Notes to consolidated Financial Statements
March 31, 1998 and 1997 (Unaudited)
and June 30, 1997 (Audited)


Litigation - Continued

periodic payments to reduce and pay the obligation over time. In summary, payments of $750.00 per month were due to him. The
Company has defaulted on the payments but is anticipating satisfying the default.

Consulting Agreements

From time-to-time the Company engages, retains and dismisses various consultants. The consultants provide various services including assisting with shareholder relations, responding to inquiries, short and long-term strategic planning, marketing the Company to the investment community and identification and negotiation of potential acquisitions.

Office Facilities and Staffing

The President of the Company is also the President of a law firm which has supplied office and related facilities to the Company, as well as legal services. The Company has also commenced accruing compensation to the President starting with the month of October, 1997. (Prior to October 1, 1997, since he first became President, in approximately March, 1996, he received no salary, but his law firm received fees.). With respect to the office and related facilities, the President, through his law firm, supplies the Company with its corporate headquarters in the U.S.A., including use of office furniture, equipment, computers, copy machine, and staff. The Company also has access to unlimited amount of office supplies. Under this arrangement, the Company also utilizes the conference room on an as needed basis, and obtains the assistance of employees and independent contractors employed by the law firm. As a benefit to the Company, the Company does not need to, however, pay compensation or taxes with respect to such persons, or obtain insurance, or health insurance benefits for such people. Under this arrangement, the Company pays the law firm a sum of $5,000 per month for the foregoing, starting in March of 1998. However, unpaid fees of approximately $5,000 for the quarter ended March 31, 1998 have been accrued.

The law firm also supplies the Company with legal services. Management believes that such services are very competitively priced. These services include assistance with respect to drafting Form 10-KSB, Form 10-QSB for each quarter, Form 8-K's and other reports and filings as appropriate. The law firm also coordinates activities with other law firms supplying legal services, drafts corporate minutes, contracts, demand letter, and provides other general corporate and securities law services. The President, however, as part of the agreed amount to the law firm, to the benefit of the Company, has waived receiving health insurance, disability insurance, officer and

IRT INDUSTRIES, INC. AND SUBSIDIARIES
Notes to consolidated Financial Statements
March 31, 1998 and 1997 (Unaudited)
and June 30, 1997 (Audited)


Office Facilities and Staffing - Continued

director liability insurance, and life insurance, which items are often required by executive officers of public companies. From time to time, the Company has and may continue to pay the automobile and certain other expenses of its President.

NOTE J - MANAGEMENT'S PLANS

The Company's financial statements for the nine months ended March 31, 1998 and 1997 and for the year ended June 30, 1997 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from development stage activities, as a result of which there is an accumulated deficit as of March 31, 1998.

The Company also experienced difficulties in paying certain creditors timely, mostly legal and professionals, according to their terms, and certain bills were past due. The Company believes that with the collection of the existing stock subscription receivable and the agreements and commitments by investors to purchase additional common stock it can continue for at least another year. Were the stockholders who received shares in exchange for a stock subscription receivable to default or those agreeing to and committing to purchase additional shares rescind their agreements and commitments, such problems would be compounded. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management recognizes that the Company must generate additional resources in order to continue. Management's plans include continuing collections on the subscriptions receivable, purchases and commitments to purchase subsequent to year end as well as the proposed acquisition of at least one or two revenue producing casinos and the generation of additional proceeds from a potential private placement offering of shares or debt. Management is also reviewing the opportunities and costs of commencing other operations, including Internet casino gaming and sports wagering.


IRT INDUSTRIES, INC. AND SUBSIDIARIES
Notes to consolidated Financial Statements
March 31, 1998 and 1997 (Unaudited)
and June 30, 1997 (Audited)


NOTE K - SUBSEQUENT EVENTS

Casino Acquisition Negotiations

In early August 1997, the Company began negotiations to acquire a third casino operation in the Raddison Hotel, located in San Jose, Costa Rica. Because of the year end holidays and other delays, the Company was delayed in entering into a letter of intent. Currently, the transaction remains pending while the new Directors of the Company review the matter

Sale of Casino

In April 1998, the Company entered into an agreement to sell the Casino Bahia Ballena to a Costa Rican company for a price of $150,000.

Cessation of Trading on the Philadelphia Stock Exchange

The continuation of trading of the Company's stock on the Philadelphia Stock Exchange is doubtful due to an inability to maintain the minimum trading price for the stock.

New Directors

Effective June 1998, Directors Rossi and Jimenez resigned and were replaced by Mr. Ross John and Mr. Ronald D'Grillo. Both individuals have various business experience including gaming. Mr. Rossi continues to serve as President, pending election of new officers.