Form 10KSB
period 1998-06-30
IRT INDUSTRIES INC
filed 1999-07-08
CIK 806030

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                     For the fiscal year ended June 30, 1998

[ ] TRANSACTION REPORT UNDER SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE ACT
    OF 1934

                         For the transition period from
                    ________________to______________________

                        Commission file number: 0-15347

                              IRT INDUSTRIES, INC.
             ------------------------------------------------------
                 (Name of small business issuer in its charter)

              FLORIDA                                    59-2720096
------------------------------------------------------------------------
   (State or other jurisdiction)                      (I.R.S. Employer
 of incorporation or organization)                   Identification No.)

289-C Commercial Blvd., Suite 208, Lauderdale By The Sea, Florida       33308
-------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                     Issuer's telephone number: 954-351-0270

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for its most recent fiscal year were 0.

The aggregate market value of the voting stock held by non-affiliates was approximately $2,941,265 as at June 14, 1999, based on the closing sale price of $.34.

The number of shares of Common Stock outstanding as at June 14, 1999 was 8,650,782.

(1) Affiliates for the purpose of this item refer to the directors, executive officers and persons owning 10% or more of the Company's common stock, of record; however, this determination does not constitute an admission of affiliate status.

                              IRT INDUSTRIES, INC.
                                   FORM 10-KSB
                               TABLE OF CONTENTS

PART I                                                                      PAGE
------                                                                      ----
ITEM 1.  Description of Business.                                             1
ITEM 2.  Description of Properties.                                           3
ITEM 3.  Legal Proceedings.                                                   3
ITEM 4.  Submission of Matters to a Vote of Security Holders.                 3

PART II
-------
ITEM 5.  Market for Common Equity and Related Stockholder Matters.            4
ITEM 6.  Management's Discussion and Analysis or Plan of Operation.           4
ITEM 7.  Financial Statements.                                                5
ITEM 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosures.                                           5

PART III
--------
ITEM 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act.                   5
ITEM 10. Executive Compensation.                                              6
ITEM 11. Security Ownership of Certain Beneficial Owners and Management.      6
ITEM 12. Certain Relationships and Related Transactions.                      6
ITEM 13. Exhibits and Reports on Form 8-K.                                    6

PART 1

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL. IRT Industries, Inc., a Florida corporation, is pursuing one or more acquisitions of other businesses, with the preference or concentration in the Internet area. The Company is seeking qualified business acquisition opportunities which may satisfy certain needs, to be modified from time to time as determined by Management, but will generally include the following considerations: the experience or ability of management of the acquisition; the financial history of the acquisition; the opportunity of the acquisition to generate significant future revenues and profits in its business area or areas; the ability of the acquisition to satisfy the cash needs of an operating public company; and, the ability to expand business operations in the future.

For most of the year ended June 30, 1998, the Company owned and operated two casino businesses in Latin America, with related items, which were subsequently sold. The Company operated the Casino Amon in San Jose, Costa Rica, and the Casino Bahia Ballina, located at a resort hotel on the coast in Costa Rica, which operations, subject to change from time to time, utilized approximately forty-five employees, plus additional professionals and consultants. The casinos did not generate profitability, and the Company was not successful in efforts to acquire additional gaming ventures being sought overseas. Prior to March, 1996, the Company pursued environmental related businesses.

The Company is a corporation organized under the laws of the State of Florida.

MISSION STATEMENT. The current mission of the Company is to seek out and acquire qualified business acquisition opportunities which may satisfy certain needs, to be modified from time to time as determined by Management, but will generally include the following considerations: the experience or ability of management of the acquisition; the financial history of the acquisition; the opportunity of the acquisition to generate significant future revenues and profits in its business area or areas; the ability of the acquisition to satisfy the cash needs of an operating public company; and the ability to expand business operations in the future. During the year ended June 30, 1998, the mission of the Company was to seek out, purchase, acquire, and/or otherwise enter into partnerships, joint ventures, and/or other relationships, with respect to casinos, resorts, and/or related businesses focused in Latin America.

OPERATING BUSINESSES. The Company had two operating businesses--the Casino Amon, and the Casino Bahia Ballena, which were then sold. Both casinos were located in Costa Rica, one in San Jose, the capital of Costa Rica and one on the coast. The business operations employed approximately forty-five people, besides professionals and consultants. The businesses generated revenues, but were not able to achieve profitability. The businesses were licensed and operated in conformance with applicable gaming and related laws and regulations in Costa Rica. The Casino Amon was a located adjacent to the lobby and convention suites in the five-star luxury Hotel Amon Park Plaza in San Jose, Costa Rica. The Casino Amon had eight gaming tables, including blackjack and poker type games, as well as slot machines. The casino was acquired with operations commencing in July of 1996. It had approximately 26 employees including a casino manager, bookkeeper, and pit bosses (who monitor the casino gaming employees, as well as customers within their designated areas). Adjacent to the Casino was a bar area from which bar guests were able to easily access the gaming area. The hotel, in which the casino was located, provided deluxe rooms, as well as junior and master suites, with security boxes, an executive business center, including fax service, a gift shop, travel agency, secure underground parking, and a gourmet restaurant, as well as valet parking. The hotel hosts business meetings, conventions, seminars and social events in its convention suites or "salons." The Casino Bahia Ballena was located on the Puntarenas coast in the "five-star" luxury Hotel Playa Tambor. The casino has blackjack and poker type games. It had approximately 15 employees. The Playa Tambor Hotel is one of a limited number of five-star, luxury beach hotels, owned by the Spanish hotel chain, Barcelo, which has over 20 hotels worldwide The hotel is accessible by an adjacent air field, and also a newly built airport in Puntarenas, as well as by bus, taxi and rental cars. Puntarenas, one of the most attractive Costa Rican provinces, is beach side located on the Pacific coast. It is about two hours from San Jose, the capital city.

Costa Rica boasts magnificent white-sand beaches with warm waters, a great variety of national parks, protected areas and natural resources, surfing, sport fishing, balloon-rides, water-rafting, mountain biking and a variety of tourist activities. The country is blessed with a spring-like climate practically year-round, with winter normally lasting May through November, and summer from November to April. The country aggressively pursues foreign investment, and travel from both tourists and businesspersons through a number of methods including organizations owned and operated, or supported, by the Costa Rican government and private groups. The population distribution in Costa Rica is important to the business of the Company, and Management plans to analyze it more carefully in the future in relation to expansion goals. Costa Rica spans 19,730 square miles with a population of over three million people, yielding an average population density of approximately 167 inhabitants per square mile. In comparison, it is believed that the average density figure is roughly 70 persons per square mile in the U.S. In size, Costa Rica is often compared to West Virginia, while its population compares to the State of Connecticut. The major channels of communication are commercial television and radio broadcast media and two major daily newspapers, which are published in Spanish, in addition to two weekly English language newspapers. Further, there are a multitude of

Spanish and English magazines published in Costa Rica.

The Company's gaming operations in Costa Rica were subject to seasonal variations, with increased attendance during the last quarter, first quarter, and partially into the second quarter of each calendar year. Such seasonal variations are primarily due to reliance on the tourism business. Actual seasonal performance may vary from the aforesaid statements.

SUBSEQUENT EVENTS. The Casino Bahia was sold in May, 1998 for a sales price of $150,000. The Casino Amon was sold in January, 1999 for a sales price of $85,000 of which $67,500 was paid and the balance of $17,500 is currently overdue. The Company has demanded payment of the balance and is reviewing its options to collect it. As reported in a prior Form-8K filing, the Company had settled the matter of claims asserted by the SEC with an agreement not to commit any future violations of securities laws. The SEC is awaiting the enclosed financials to complete the settlement. Also, in June, 1999, the SEC staff informed the Company that it did not timely file past report and may recommend action against the Company. While the Company is in the process of filing overdue reports, and expects to complete this on or about the beginning of July,1999, no assurance exists that the SEC will not file an enforcement action against the Company.

PERSONNEL. The Company currently has one employee, its President. During the operations of the casinos, the Company had approximately 45 full-time employees, besides professionals and consultants, which supplied services to the Company. The employees were primarily the casino managers, pit bosses, bookkeepers, and other operational personnel. There are no collective bargaining agreements or unions, of any type. Management believes its relationship with its employees is good. No binding employment agreements exist with such personnel.

BUSINESS STRATEGY. The current strategy is to keep costs at a minimum while pursuing viable business acquisition opportunities. The Company's previous business strategy was to establish quality casino facilities and service personnel providing the customer an attractive, comfortable environment. The Company had intended, during the June 30, 1998 fiscal period, to apply its strategies to resort, and other gaming and resort related businesses.

MARKETING. The Company believes that casino-marketing efforts should be focused equally upon tourists as well as local inhabitants, with respect to the casino operations. Marketing efforts focused upon informing both potential customers and existing customers of the added benefits of attending a Company casino facility, which include such amenities as free valet parking, and luxury casino furnishings. The Company used radio, and outdoors print media to promote its services and to achieve greater name recognition.

COMPETITION / GAMING REGULATORY CONCERNS. The Company faced competition from other casino businesses in the local market areas where its facilities were situated. The Company also faced competition from other forms of legal gambling, such as government-sponsored lotteries. The Company's gaming facilities were regulated by governmental agencies under laws and regulations which apply to gaming businesses, such as a casino. Such laws and regulations affect the ability to obtain and maintain gaming licenses, with potential for fines and other consequences in the event violations of such laws or regulations occur. While such laws and regulations may vary in different Latin American countries, which are the initial focus of the Company's business pursuits, most required background checks on employees of the business operations, the provision of significant information to authorities pertaining to the ownership and operation of the ventures, the payment of fees and administrative costs in order to obtain and maintain applicable licenses, and provisions prohibiting illegal activities in connection with the gaming businesses and barring persons who are members of any criminal element from participating in the business ownership and/or operation. Operations were subject to other non-gaming laws and regulations often with respect to labor, provision of food and beverage products, and a safe working environment for employees, besides customers.

FORWARD STATEMENTS. Certain statements herein constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. The Company does not undertake to update any of the forward-looking statements herein.

YEAR 2000 (Y2K) READINESS DISCLOSURE. The Company is subject to external Year 2000-related failures or disruptions that might generally affect industry and commerce. Moreover, businesses might experience substantial slow-downs in business if consumers avoid products and services such as air travel both before and after January 1, 2000 arising from concerns about reliability and safety because of the Year 2000 issue. All of these factors could have a material adverse effect on the business, financial condition and results of operations during this calendar year change. Information technology time and date data processes including, but not limited to, calculating, comparing and sequencing data from, into and between the 20th and 21st centuries contained in the products and services which may be offered by the Company through future endeavors should function accurately, continuously and without degradation in performance and without requiring intervention or modification in any manner that will or could adversely affect performance, given Management's position not to start any business or acquire any business unless satisfactory confirmation of Y2K readiness is addressed (as best as reasonable).

ITEM 2. DESCRIPTION OF PROPERTIES. The Company does not maintain any current business office, and has relied upon facilities supplied by its Management. During the year ended June 30, 1998, the Company, under a prior monthly service arrangement with a corporation owned by a prior President, had access to an office suite, conference room and storage. SEE "Item 12 Certain Relationships and Related Transactions." The Company, through its subsidiaries, leased two business locations in Costa Rica for most of the year ended June 30, 1998. The obligations for these leases ended when the casinos were sold. The first lease was for the Casino Amon, which is approximately 2,000 square feet, and provided the following terms, in summary: a. the lease is valid for two years and six months, dating from May 1, 1996, with extensions by ten year periods at the end of said term; b. a monthly lease payment of $14,000 U.S. currency; c. the owner of said premises will pay electricity charges, air-conditioning, and up keep; the tenant shall pay taxes that correspond to the operational activity of said premises; and the tenant agrees to maintain the establishment of the casino within the terms of Costa Rican law. The second lease, for the Casino Bahia Ballena location, was on the following terms (summary): a. the lease is valid for 5 years, from June, 1997, with extensions to be negotiated; and b. the lease fee is $9,000 per month, subject to escalations. The same provisions of c and d above also apply.

ITEM 3. LEGAL PROCEEDINGS. Oscar Hammod v. IRT Industries, Inc., et. al., Palm Beach County, Case # 99-1496, involves a Plaintiff who has alleged he purchased 17,000 shares of Company stock while alleged misrepresentations and omissions were made by the Company and others, claiming damages of $100,000. The Company did not sell him the shares. Morton Singerman v. IRT Industries, Inc., Broward County, Case #9027018, relates to an outstanding judgment obtained by Mr. Singerman sometime prior to 1996 against a predecessor company, which he seeks to collect from the Company. He claims the current obligation is approximately $30,000, but Management believes it is under $20,000. In IRT Industries, Inc. v. International Corporation, K&Z, S.A. et al. , Broward County, Case #974323, the Company filed a lawsuit relating to a breach of an agreement and to foreclose on a security interest, with a Defendant by the name of Tasies asserting a counterclaim against the Company seeking damages in excess of $300,000 alleging the improper stopping of transfer of his stock in the Company. The Company has been defending itself against these matters, and intends to continue to do so. The foregoing is a summary. The Company is defending all actions. See, also, Subsequent Events herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. NONE.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. The Company's common stock is traded on the National Association of Securities Dealers (NASD) Bulletin Board market (trading-symbol: IRTG) as reported on the NASD Bulletin Board Market System and was traded, during the year ended June 30, 1998, on the Philadelphia Stock Exchange (trading-symbol IRG.X)( in June 1998, the Company was informed that the Exchange determined to delist the Company). The following sets forth, as reported by the NASD, for the periods (calendar quarters) indicated, high and low bid prices of the Company's Common Stock:

QUARTER                                         HIGH         LOW
-------                                         ----         ---
CALENDAR 1997
First Quarter (Jan.-March)                     $7           $2.375
Second Quarter (April-June)                    $7           $1.375
Third Quarter (July-Sept.)                     $5.0625      $0.1875
Fourth Quarter (Oct.-Dec.)                     $2.125       $ .875.

CALENDAR 1998
First Quarter (Jan.-March)                     $1.5         $ .44
Second Quarter (April-June)                    $ .75        $ .3125
Third Quarter (July-Sept.)                     $ .35        $ .0625
Fourth Quarter (Oct.- Dec.)                    $ .33        $ .04.

The quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions and may not represent actual transactions. The figures have not been adjusted as to a 1 for 10 stock split declared in September 1997. There were 924 shareholders of record of Common Stock as at June 17, 1999. To date, the Company has not paid any dividends on its Common Stock and does not expect to pay any dividends in the foreseeable future. Instead, the Company intends to retain all earnings to finance the growth and development of the Company's businesses.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. The following discussion should be read in conjunction with the Financial Statements and Notes thereto contained elsewhere herein. Please note that no assurance exists as to the actual future outcome of Management's plans, assumptions or estimates.

RESULTS OF OPERATIONS.

GENERAL. The Company, while having operating revenues during the year ended June 30, 1998, does not currently have any operating business. The financial figures and statements herein reflect the operations of the Company with consideration of the two prior operating casino businesses which are reflected in the financial statements as discontinued operations. All revenue and expenditure information discussed herein is reflected on the Consolidated Statements of Loss as "Discontinued operations". The Company experienced an increase in revenues and expenditures for the fiscal years ended June 30, 1997 and 1998. This primarily resulted from the operating businesses. Since the first business was established subsequent to the end of the June 30, 1996 fiscal year, most revenues and expenditures resulted from operations during the June 30, 1997, fiscal year.

REVENUES. Revenues for the Company are primarily attributed to operations of its prior casino businesses. Revenues for the fiscal year ended June 30, 1997, were significantly higher from the prior year given that the Company had little or no operations prior to the June 30, 1997, fiscal year, with significant revenues being reported during the June 30, 1997, fiscal year, due to the operation of two businesses.

COST OF SALES, OPERATING EXPENSES, AND OTHER EXPENDITURES. Currently, Management is seeking to maintain costs at a minimum while seeking business acquisition opportunities. During the period ended June 30, 1998, prior increases in revenues, as described above, reflected the same as to costs of sales, operating expenses, and other expenditures. The Company determined to expend capital resources to aggressively pursue the promotion of the Company and its businesses, and it experienced the expense of having numerous employees and consultants assist in its focus to expand, while not benefiting from any profitable operational results.

LIQUIDITY AND FINANCIAL CONDITION.

The Company has experienced significant losses from operations. Management believes this is normal due to the pursuit of an international roll out of business services and products. However, the Company could not maintain the burden of non-profitable operations, notwithstanding a long-term plan of expansion, with initial losses. As additional casino and other business operations were pursued, the Company knew expenditures would increase, but believed they would be proportionately lower by being offset by revenues from additional business pursuits. However, the benefits of additional pursuits and profitability were not realized. Management anticipates that losses should relatively decrease as time passes and one or more other businesses are acquired.

PLAN OF OPERATION. The Company's plan of operation for the twelve-month period to June 30, 1999, was to focus upon the acquisition and/or establishment of additional revenue generating businesses in Latin America, but changed during this period to focus on domestic opportunities in the Internet area, or other business area. The Company believes it can satisfy cash requirements through the end of 1999. Management believes the ability of the Company to achieve profitability is conditioned upon several variables, but primarily the successful pursuit of acquisitions, including the establishment of new operating businesses.

ITEM 7. FINANCIAL STATEMENTS. Financial Statements of the Company in response to this Item are attached beginning at F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES. NONE.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information below sets forth the name, age and certain information as to the Directors and executive officers of the Company.

NAME:                AGE:                          POSITION:

Arnold J. Wrobel     47         President, Treasurer, Secretary, and Sole
                                  Director

On June 1, 1998, Mr. Ross John and Mr. Ronald D'Grillo became Directors of the Company replacing Mr. Walter Asdrubal Vega Jimenz and Mr. Richard Rossi, whom had resigned. At the request of the new Board of Messrs. John and D'Grillo, Mr. Rossi remained as an officer of the Company until his resignation in September, 1998, with the understanding that the Board would, however, guide and direct all matters pertaining to the Company with the assistance of a Washington D. C. law firm, which became legal counsel and advised the Board. Subsequently, in November, 1998, Messrs. John and D'Grillo resigned and Mr. Wrobel was appointed to the Board, and became President.

Arnold J. Wrobel, since November, 1998, and currently, serves as the Management of the Company. His background, for the past 5 years, has involved consulting to private and public companies, as applicable, on the structuring of "going public" transactions, mergers, acquisitions, hiring professionals and consultants, and similar advice. While he has provided such service to numerous companies in the capacity of an individual consultant for over the past five years and more, from approximately January, 1994, until December, 1997, he provided such services as President of his own company called American Public Companies.

Ross L. John Sr. served as President of JohnCo. Inc., a minority contractor firm in New York, from 1991 and while on the Board of the Company, and was President of Big Paw Construction, Inc., a New York construction firm, during the same period. He was also Chairman of the Seneca Nation of Indians Economic Development Corporation , and facilitator of economic development for the Seneca Indian Nation in New York, from 1996, and also during service in Management of the Company, and had a degree from St. Bonaventure University in Sociology, 1983.

Richard Rossi was an attorney with various law firms from 1987, and while a member of Management. From February 1996 to July 1996 he served as a Director of a publicly trading company in the business of manufacture and sale of certain automotive parts called RTI Industries, a Delaware corporation, has served with various other companies and has a Juris Doctor degree from the University of Miami School of Law, 1987, and a Bachelors of Science degree in Management from Barry University, Miami Shores, Florida, 1984.

Walter Asdrubal Vega Jimenz had a degree in Technical Legal Assistance (1990), Costa Rica, and maintained a real estate development business since 1991 and while a member of Management.

Ronald D'Grilllo was a Welfare & Pension Fund Administrator for the Laborers Union Local #91 in New York from 1996 to 1997, and provided various consulting services to various companies for hire during his business past.

ITEM 10. EXECUTIVE COMPENSATION.

EMPLOYEE SALARIES. The current President of the Company serves without compensation at this time, and has received no compensation. See "Certain Relationships and Related Transactions." The Directors of the Company do not currently receive any compensation for services as Directors. No employment agreement exists with any officers of the Company. There are no stock options, or warrants, or bonus or profit sharing plans, with respect to the officers of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. The following table sets forth known beneficial ownership of common stock of the Company as of June 16, 1999 by each person (except Management) owning 5% or more of the Common Stock of the Company (also see table below).

NAME AND ADDRESS(1)      AMOUNT AND NATURE        PERCENT OF OWNERSHIP(2)

N/A

The Company is not aware of any person holding in excess of 5% of record of the Common Stock of the Company.

1) Information is supplied based upon identity as a shareholder of record without any verification of beneficial ownership which may apply as to the identified party.(2) Rounded to nearest whole number.

(B) SECURITY OWNERSHIP OF MANAGEMENT.

NAME AND ADDRESS(1)        AMOUNT AND NATURE         PERCENT OF OWNERSHIP(2)

Arnold J. Wrobel                   0                             0

(1) Information is supplied based upon identity as a shareholder of record without any verification of beneficial ownership which may apply as to the identified party. (2) Rounded to nearest whole number.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. The prior President of the Company, Mr. Rossi, through a corporation he owned, provided services to the Company, during the prior year ended June 30, 1998, and received for services, and supplying at his expense corporate headquarters of the Company in the U.S., approximately $128,000, or approximately $10,000 per month. This included office suites, conference room, receptionist and storage facilities, photocopying, faxing, and computers, and office supplies and personnel, including secretary and receptionist, and reimbursement for business related expenses, and salary consideration. From time to time, he made unsecured and non-interest bearing loans to the Company to help it meet certain financial needs as they would arise, which loans were repaid.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits Index - Form 10-KSB

EXHIBIT NO. DESCRIPTION                                               EXHIBIT NO
----------- -----------                                               ----------
3(i)  Articles of Incorporation Note 1
3(ii) Bylaws Note 1
4     Specimen Stock Certificate Note 1
21    Subsidiaries List Note 2
27    Financial Data Schedule

b. Reports on Form 8-K. No Reports were filed for the last quarter of the fiscal year covered by this report.
------------------------------------------------------------------------
Note 1: Incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1995, SEC Commission File Number 0-15347
Note 2: Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended June 30, 1996, SEC Commission File Number 0-15347

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      IRT INDUSTRIES, INC.

                                      By: /s/ ARNOLD J. WROBEL
                                          -------------------------------
                                              Arnold J. Wrobel, President
Date:06/18/99

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ ARNOLD J. WROBEL
-----------------------------------------------
        Arnold J. Wrobel, President
        (principal executive officer) and
        Treasurer (principal financial officer)

Date:06/18/99

                              IRT INDUSTRIES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 1998 and 1997

                                    CONTENTS

                                                              PAGE
                                                              ----
INDEPENDENT AUDITOR'S REPORT                                  F-2

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets                                   F-3
Consolidated Statements of Loss                               F-4
Consolidated Statements of Stockholders' Equity
  (Deficiency in Assets)                                      F-5
Consolidated Statements of Cash Flows                         F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    F-7 to F-15

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

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
IRT Industries, Inc.
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of IRT Industries, Inc. and subsidiaries at June 30, 1998 and 1997, and the related consolidated statements of loss, stockholders' equity (deficiency in assets) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IRT Industries, Inc. and subsidiaries at June 30, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency and has a deficiency in assets that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                 /s/Dohan and Company, P.A.
                                                    Certified Public Accountants

Miami, Florida
June 25, 1999

IRT INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30,                                                                               1998              1997
----------------------------------------------------------------------------------------------------------------
                                                                                                      (RESTATED)
                                                                                                     (SEE NOTE 2)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                    $     9,899       $       113
     Common stock held in escrow (Note 8)                                                  30                 -
     Net current assets of discontinued operations (Notes 2 and 11)                    57,821         2,522,288
----------------------------------------------------------------------------------------------------------------
     TOTAL CURRENT ASSETS                                                              67,750         2,522,401
----------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

CURRENT LIABILITIES
     Accounts payable (Note 4)                                                         77,653            74,815
     Accrued liabilities (Note 5)                                                      29,000            60,098
     Taxes payable                                                                      3,318             3,318
     Net current liabilities of discontinued operations (Notes 2 and 11)               34,913            29,118
----------------------------------------------------------------------------------------------------------------
          TOTAL CURRENT LIABILITIES                                                   144,884           167,349
----------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTES 8, 9, 10 AND 11)

STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS) (NOTE 6)
     Common stock, $.0001 par value, 100,000,000 shares authorized, 6,600,331
          and 1,002,328 shares issued and outstanding                                     660               100
     Additional paid-in capital                                                     8,761,242         7,741,503
     Deficit                                                                       (8,424,820)       (4,976,491)
     Equity adjustment from foreign currency translation                                    -             1,230
     Treasury stock, at cost                                                              (60)              (60)
     Stock subscription receivable                                                   (414,156)         (411,230)
----------------------------------------------------------------------------------------------------------------
          TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)                           (77,134)        2,355,052
----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)                 $    67,750       $ 2,522,401
================================================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

IRT INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS

                                                                                        FOR THE YEARS ENDED JUNE 30,
                                                                                          1998              1997
------------------------------------------------------------------------------------------------------------------------
                                                                                                          (RESTATED)
                                                                                                         (SEE NOTE 2)
EXPENSES
     Consulting, professional and administrative fees (Notes 4, 5, 6 and 9)              959,912           545,341
     Amortization (Note 2)                                                                29,750            39,667
     General and administrative                                                           10,865            11,627
     Travel and entertainment                                                              4,621            45,050
-------------------------------------------------------------------------------------------------------------------
         TOTAL EXPENSES                                                                1,005,148           641,685
-------------------------------------------------------------------------------------------------------------------
OTHER INCOME
     Interest income                                                                      62,995           169,206
     Litigation settlement (Note 5)                                                       11,098                 -
-------------------------------------------------------------------------------------------------------------------
         TOTAL OTHER INCOME                                                               74,093           169,206
-------------------------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX BENEFITS                              (931,055)         (472,479)

INCOME TAX (BENEFITS) (NOTE 7)                                                                 -                 -
-------------------------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS, NET OF INCOME TAX BENEFITS                             (931,055)         (472,479)
-------------------------------------------------------------------------------------------------------------------
DISCONTINUED OPERATIONS (NOTE 2)
     Loss from operations of discontinued subsidiaries                                  (383,066)         (521,918)
     Loss on abandonment of floating casino license                                     (652,361)                -
     Provision for loss on future disposal of discontinued subsidiary                   (852,714)         (409,000)
     Loss on disposal of discontinued subsidiary                                        (880,011)         (117,931)
     Income tax benefits (Note 7)                                                              -                 -
-------------------------------------------------------------------------------------------------------------------
LOSS ON DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFITS                           (2,768,152)       (1,048,849)
-------------------------------------------------------------------------------------------------------------------
NET LOSS                                                                             $(3,699,207)      $(1,521,328)
===================================================================================================================
PRIMARY WEIGHTED AVERAGE SHARES OUTSTANDING                                            4,210,084         1,028,717
FULLY-DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                                      4,210,084         1,028,717
BASIC NET LOSS PER SHARE, PRIMARY AND FULLY-DILUTED FROM CONTINUING OPERATIONS       $     (0.22)      $     (0.46)
BASIC NET LOSS PER SHARE, PRIMARY AND FULLY-DILUTED FROM DISCONTINUED OPERATIONS     $     (0.66)      $     (1.02)
BASIC NET LOSS PER SHARE, PRIMARY AND FULLY-DILUTED                                  $     (0.88)      $     (1.48)
===================================================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

IRT INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)


                                                                              NUMBER          COMMON        ADDITIONAL
                                                                                OF            STOCK           PAID-IN
DESCRIPTION                                                                   SHARES          AMOUNT          CAPITAL
----------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1996                                                    10,023,283        $1,002       $7,040,581
       Exercise of stock purchase option                                       200,000            20                -
       Issuance of common stock for casino interest                            116,666            12          699,988
       Payments on subscription receivable (Note 6)                                  -             -                -
       Retroactive effect for reverse stock split                           (9,337,621)         (934)             934
       Fluctuation in foreign currency                                               -             -                -
       Net loss for the year ended June 30, 1997                                     -             -                -
----------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1997 (RESTATED)                                          1,002,328           100        7,741,503
======================================================================================================================
       Reverse stock split                                                  (3,841,997)         (384)             384
       Issuance of common stock for services (Note 6)                           40,000             4            4,996
       Purchase of common stock                                              9,100,000           910        1,014,359
       Payments on subscription receivable (Note 6)                                  -             -                -
       Common stock held in escrow related to litigation                       300,000            30
       Decrease in deficit from disposal of Casino Bahia Ballena (Note 2)            -             -                -
       Reclassification adjustment to foreign currency translation
            for sale of subsidiary                                                   -             -                -
       Net loss for the year ended June 30, 1998                                     -             -                -
----------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1998                                                     6,600,331         $ 660       $8,761,242
======================================================================================================================


                                                                                                    FOREIGN
                                                                                                    CURRENCY      TREASURY
DESCRIPTION                                                                     DEFICIT           TRANSLATION      STOCK
--------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1996                                                    $(3,455,163)          $     -          $(60)
       Exercise of stock purchase option                                              -                 -             -
       Issuance of common stock for casino interest                                   -                 -             -
       Payments on subscription receivable (Note 6)                                   -                 -             -
       Retroactive effect for reverse stock split                                     -                 -             -
       Fluctuation in foreign currency                                                              1,230             -
       Net loss for the year ended June 30, 1997                             (1,521,328)                -             -
--------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1997 (RESTATED)                                          (4,976,491)            1,230           (60)
==========================================================================================================================
       Reverse stock split                                                            -                 -             -
       Issuance of common stock for services (Note 6)
       Purchase of common stock
       Payments on subscription receivable (Note 6)                                   -                 -             -
       Common stock held in escrow related to litigation
       Decrease in deficit from disposal of Casino Bahia Ballena (Note 2)       250,878                 -             -
       Reclassification adjustment to foreign currency translation
            for sale of subsidiary                                                    -            (1,230)            -
       Net loss for the year ended June 30, 1998                             (3,699,207)                -             -
--------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1998                                                    $(8,424,820)          $     -          $(60)
==========================================================================================================================

                                                                                                         TOTAL
                                                                               STOCK                 STOCKHOLDERS'
                                                                            SUBSCRIPTION                 EQUITY
DESCRIPTION                                                                  RECEIVABLE          (DEFICIENCY IN ASSETS)
----------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1996                                                    $(1,266,812)              $ 2,319,548
       Exercise of stock purchase option                                              -                        20
       Issuance of common stock for casino interest                                   -                   700,000
       Payments on subscription receivable (Note 6)                             855,582                   855,582
       Retroactive effect for reverse stock split                                     -                         -
       Fluctuation in foreign currency                                                -                     1,230
       Net loss for the year ended June 30, 1997                                      -                (1,521,328)
------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1997 (RESTATED)                                            (411,230)                2,355,052
==================================================================================================================
       Reverse stock split                                                            -                         -
       Capital contributed                                                            -                         -
       Issuance of common stock for services (Note 6)                                 -                     5,000
       Purchase of common stock                                              (1,015,269)                        -
       Payments on subscription receivable (Note 6)                           1,012,343                 1,012,343
       Common stock held in escrow related to litigation                              -                        30
       Decrease in deficit from disposal of Casino Bahia Ballena (Note 2)             -                   250,878
       Reclassification adjustment to foreign currency translation
            for sale of subsidiary                                                    -                    (1,230)
       Net loss for the year ended June 30, 1998                                      -                (3,699,207)
------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1998                                                     $ (414,156)              $   (77,134)
==================================================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

IRT INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           FOR THE YEARS ENDED JUNE 30,
                                                                             1998              1997
-----------------------------------------------------------------------------------------------------------
                                                                                             (RESTATED)
                                                                                            (SEE NOTE 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                             $(3,699,207)      $(1,521,328)
     Adjustments to reconcile net loss to net cash provided
        (used) by operating activities:
         Amortization                                                         121,478           190,179
         Depreciation                                                          32,859            33,164
         Common stock issued for services                                       5,000                 -
         Foreign currency translation                                          71,530             1,230
         Asset impairment loss                                                852,714           409,000
         Loss on sale of discontinued operations                              746,117                 -
         Loss on abandonment of floating casino license                       652,361                 -
         (Increase) decrease in assets:
             Net current assets of discontinued operations                    237,056            (5,536)
         Increase (decrease) in liabilities:
              Accounts payable                                                  2,838            41,702
              Accrued liabilities                                             (31,098)           (1,000)
              Net current liabilities of discontinued operations                5,795            26,215
--------------------------------------------------------------------------------------------------------
            NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES               (1,002,557)         (826,374)
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Disbursements
     Purchase of property and equipment                                             -           (17,987)
--------------------------------------------------------------------------------------------------------
           NET CASH USED BY INVESTING ACTIVITIES                                    -           (17,987)
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Receipts
     Proceeds from issuance of common stock                                         -                20
     Payments on subscription receivable                                    1,012,343           855,582
--------------------------------------------------------------------------------------------------------
         RECEIPTS FROM FINANCING ACTIVITIES                                 1,012,343           855,602
--------------------------------------------------------------------------------------------------------
Disbursements
     Security deposit                                                               -           (12,580)
--------------------------------------------------------------------------------------------------------
         DISBURSEMENTS FROM FINANCING ACTIVITIES                                    -           (12,580)
--------------------------------------------------------------------------------------------------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                        1,012,343           843,022
--------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                 9,786            (1,339)

CASH AND CASH EQUIVALENTS  AT BEGINNING OF YEAR                                   113             1,452
--------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $     9,899       $       113
========================================================================================================
SUPPLEMENTAL DISCLOSURES:
     Common stock issued for services rendered                            $     5,000       $         -
     Common stock issued to acquire casino interest                       $         -       $   552,650
     Common stock issued for subscription receivable                      $ 1,015,269       $         -
     Common stock issued to acquire casino equipment                      $         -       $   147,350
========================================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              IRT INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS ACTIVITY

         IRT Industries, Inc. (IRT) was incorporated in Florida in August 1986, as Triumph Capital, Inc. (Triumph). Triumph was originally engaged in the stock transfer business. In 1992, Triumph changed its name to IRT as part of a reorganization in which it exchanged 2,900,000 of its common stock for all of the issued and outstanding shares of IRT Industries, Inc., a company incorporated in California on December 13, 1990, pursuing environmental business opportunities. Triumph then merged into IRT and reincorporated in the State of Florida. By the end of the fiscal year ended June 30, 1996, IRT had discontinued most of its prior business activities. In March 1996, the management of IRT changed as a result of the sale of a majority of its outstanding shares of common stock. Under its new management, IRT actively sought international casino acquisition opportunities throughout Latin America.

         During the fiscal year ended June 30, 1996, the Company acquired a casino interest and licenses in San Jose, Costa Rica, including a facility leased by a recently formed wholly-owned subsidiary, Juegos Ruro, S.A. (Juegos). Additionally, the Company acquired, by agreements in September 1996, another operating casino, the Casino Bahia Ballena, located in a "Five Star" beach hotel on the west coast of Costa Rica, through its wholly-owned subsidiaries Casino Bahia Ballena, S.A. (Ballena) and Inmobiliaria la J Tres S.R.L. (Inmobiliaria), both of which were sold in April 1998.

         In September 1996, the Company filed an application to list the Company's common stock for trading on the Philadelphia Stock Exchange, which application was subsequently accepted in early 1997.

         In April 1998, the Company decided to discontinue its entire casino operations and in February 1999 sold Juegos Ruro, S.A., its last casino operation (See Note 2).

         BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of IRT Industries, Inc. and its wholly-owned foreign subsidiaries, Juegos Ruro, S.A., Casino Bahia Ballena, S.A. and Inmobiliaria la J Tres S.R.L. All significant intercompany accounts and transactions of IRT Industries, Inc. and subsidiaries (the Company) have been eliminated in consolidation. IRT disposed of its interest in Ballena in April 1998, and also decided to discontinue the operations of Juegos. Accordingly, the casino operations are classified under the heading of "Discontinued Operations," in the consolidated statements of loss. Prior year financial statements have been restated to show the effect of Management's decision to discontinue its casino operations.

         CASH AND CASH EQUIVALENTS

         For purposes of the statements of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

         CONCENTRATION OF CREDIT RISK

         As of June 30, 1998 and 1997, the Company had outstanding stock subscriptions receivable which are secured by the Company's common stock and are non-interest bearing. The carrying value of these receivables was reduced to estimated fair market value by imputing interest (See Note 3).

         PROPERTY AND EQUIPMENT

         Property and equipment, consisting of furnishings and casino equipment used in its current and future casino operations, is stated at cost, less accumulated depreciation, while equipment not yet placed in service is carried at cost. Depreciation is begun when the assets are placed in service and computed using the straight-line method over the estimated useful lives of the assets, which range from five to ten years. Property and equipment used in the Company's casino operations are classified in "net current assets of discontinued operations."

         Depreciation and amortization expense was $32,859 and $33,164 for June 30, 1998 and 1997, respectively and is classified in "loss from operations of discontinued subsidiaries."

         LICENSES AND LEASEHOLD INTERESTS AND AMORTIZATION

         The amounts expended in connection with the acquisition of the Juegos casino gaming license and leasehold interests have been capitalized and are being amortized over the term of the lease, including the first lease option extension period, for a total of 150 months. Operating casino and leasehold interests have been capitalized and are being amortized over the initial term of the lease and the first expected extension period, for a total of 150 months. These assets are reflected in the balance sheets as "net current assets of discontinued operations".

         The amounts expended in connection with the acquisition of the Ballena casino gaming license and leasehold interests were capitalized and were amortized over the term of the lease, including subsequent expected option extension periods, for a total of 130 months. Operating casino and leasehold interests were capitalized and were amortized over the initial term of the lease and subsequent expected extension periods, for a total of 130 months. During the current year, any unamortized amounts have been charged to expense in connection with the sale of Ballena, and classified as "loss on disposal of discontinued subsidiary."

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

         NET LOSS PER SHARE

         Basic net loss per common share from continuing operations is computed by dividing the loss from continuing operations by the weighted average number of common shares outstanding during each period. Basic net loss per common share from discontinued operations is computed by dividing the loss from discontinued operations by the weighted average number of common shares outstanding during each period Basic net loss per common share is computed by dividing the net loss by the average number of common shares outstanding during each period. There were no common stock equivalents.

         INCOME TAXES

         Income taxes are computed under the provisions of the Financial Accounting Standards Board (FASB) Statement 109 No. (SFAS 109), Accounting for Income Taxes. SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the difference in events that have been recognized in the Company's financial statements compared to the tax returns.

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

         FOREIGN CURRENCY CONVERSION

         The functional currency of the wholly-owned subsidiaries located in Costa Rica is the colon (/cents/) and their account balances have been translated in accordance with SFAS No. 52, "Foreign Currency Translation." Assets and liabilities have been translated at exchange rates as of the end of the year. The income statements at June 30, 1998 and 1997, were converted to U.S. dollars based on the average monthly exchange rate.

         The gain resulting from the translation of foreign currency for the year ended June 30, 1998 and 1997, was $71,530 and $2,176, respectively. This gain is included in the consolidated statements of loss in determining the loss on disposal of discontinued subsidiary.

         RECLASSIFICATION AND RESTATEMENT

         Certain prior year amounts have been reclassified to conform to the current year's presentation and Casino operations have been reflected as discontinued operations.

NOTE 2.  CASINO AND DISCONTINUED OPERATIONS

         DISCONTINUED OPERATIONS

         On April 29, 1998, the Company entered into an agreement to sell the business and all assets and properties related to the operations of its subsidiary, Casino Bahia Ballena, S.A. Accordingly, the results of Ballena as well as the loss on the sale of its assets have been reported separately as discontinued operations in the accompanying statements, including restatement of the previous year. Net revenues for Ballena for the years ended June 30, 1998 and 1997, were approximately $121,000 and $154,000, respectively.

         AMORTIZATION OF CASINO LICENSES AND INTERESTS

         For the years ended June 30, 1998 and 1997, amortization related to the acquisition of the floating gaming casino license was $29,750, and $39,667, respectively, while the amortization for the operating casinos' gaming licenses were $91,728,and $150,512, respectively.

         ASSET IMPAIRMENT LOSS

         In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" the Company recorded an impairment loss on the long-lived assets of the Juegos casino. The trend in cosmopolitan San Jose is for professional gamblers to visit smaller casinos, in the expectation of winning substantial funds before being excused from gaming. As a result, the first year's revenues indicated that the undiscounted future revenue from this business would be less than the carrying value of the long-lived assets related to that business (principally the equipment and intangibles of the Casino License and Interest). Accordingly, on June 30, 1997, the Company recognized an impairment loss of approximately $409,000 and another $852,714 for the year ended June 30, 1998. The loss recognized on June 30, 1997, is the difference between the carrying value of the Juegos Casino License and Interest and the fair value of this asset based on a multiple of future net revenues. The loss recognized on June 30, 1998, is based on the amount recognized from the subsequent sale of the casino in 1999 and is reflected in the consolidated statement of loss as "Provision for loss on future disposal of discontinued subsidiary".

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

NOTE 4.  RELATED PARTY TRANSACTIONS

         During the year ended June 30, 1998 and 1997, various legal fees of approximately $133,409 and $120,031, respectively, were charged to the Company by its United States legal counsel, a professional association whose principal shareholder is also a principal shareholder, President and Board of Directors Member of the Company. The outstanding balances as of June 30, 1998 and 1997, were $30,504 and $20,000, respectively, and are included in accounts payable.

NOTE 5.  ACCRUED LIABILITIES

         Accrued liabilities consisted of the following:

                                                      1998             1997
                                                 -------------     -------------
         Audit fees                              $      29,000     $     29,000
         Litigation provision                           -                31,098
                                                 -------------     ------------
                                                 $      29,000     $     60,098
                                                 =============     ============

         The litigation of Morton Singerman v. IRT Industries, Inc. was settled in July 1997, and the Company was required to pay the amount of $20,000, which is included in consulting, professional and administrative fees. The Company had accrued a liability of $31,098 in a previous year for the outstanding judgment obtained by Mr. Singerman, in the amount of $22,173, plus interest. The difference, between the accrued liability and settlement amount of $11,098 is classified as other income.

NOTE 6.  STOCKHOLDERS' EQUITY

         COMMON STOCK

         The Company has authorized 100,000,000 shares of common stock with a par value of $.0001 per share. At June 30, 1998, and June 30, 1997, 6,600,331 shares and 1,002,328 shares, respectively, were issued and outstanding. The Company has no other authorized or outstanding securities of any class.

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

         On October 13, 1997, the same two entities purchased an additional 4,000,000 shares of the Company's common stock for a total of $400,000. A promissory note was signed, to be paid in monthly installments of at least $10,000 each, and do not provide for the payment of interest.

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

         As a result of the above, effective on September 17, 1997, except for the 4,000,000 shares of common stock sold on October 13, 1997, as described above, the Company reverse split its common stock at a ratio of one new share for each ten old shares issued and outstanding. Recognition of the reverse stock split has been given in the June 30, 1998, and 1997 consolidated financial statements.

         STOCK ISSUED FOR SERVICES

         On September 24, 1997, the Company issued 40,000 shares of common stock pursuant to consulting agreement with C. Daniel Consulting, Inc. These shares have been recorded using the average quote between the bid and asked price of the shares on the date shares were issued.

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

         Interest in the amount of $228,674 had been imputed on this receivable based on an annual percentage rate of 18%, and reflected in the financial statements as a reduction in the value of the receivable. Consequently, interest of 62,995 and $169,206 was considered earned during the years ended June 30, 1998 and 1997, respectively.

         On August 15, 1997 and on October 13, 1997, the Company issued 4,000,000 shares of common stock to Corporacion de Inversiones, R&G, S.A. and Corporacion de Inversiones, K&Z, S.A. under Stock Subscription Agreements, for an aggregate purchase price of $800,000. Four separate promissory notes, for $200,000 each, were executed by each of these entities. The due date of the remaining subscription receivable was verbally extended.

NOTE 7.  INCOME TAXES

         The Company and its subsidiaries do not file consolidated income tax returns. The Company files its income tax return using the cash method of accounting wherein revenue is recognized when received and expenses are deducted when paid effectively eliminating all prepaid expenses, accounts payable and accrued expenses from the determination of taxable income or loss. For the years ended June 30, 1998 and 1997, the Company generated for U.S. income tax purposes a net operating loss of approximately $3,706,893 and $1,047,349, respectively. These loss carryforwards expire in the years 2018 and 2012, respectively.

         The Company had a net operating loss carryforward of approximately $634,000 as of June 30, 1995. However, as of March 1, 1996, and subsequently, there were ownership changes in the Company as defined in
         Section 382 of the Internal Revenue Code. Because of these changes, the Company's ability to utilize net operating losses and capital losses available before the ownership change is restricted to a total of approximately $43,860 per year (approximately 7.31% of the market value of the Company at the time of the ownership change). Therefore, substantial net operating loss carryforwards will, in all likelihood, be eliminated in future years due to the change in ownership. The utilization of the remaining carryforwards is dependent on the Company's ability to generate sufficient taxable income during the carryforward periods and no further significant changes in ownership.

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

NOTE 8.  COMMITMENTS AND CONTINGENCIES

         LEASED PREMISES

         Pursuant to the acquisition of the leasehold interest, discussed in
         Note 2, the Company assumed a lease for the operation of a casino in a hotel in San Jose, Costa Rica. The lease was executed on May 1, 1996, and has an initial term of thirty (30) months. Rent comprising approximately 50% for the initial lease term has been prepaid. At June 30, 1998 and 1997, prepaid rent is $28,000 and $112,000, respectively.

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

         Rent expense for the years ended June 30, 1998 and 1997, was $251,832 and $232,133, and is included under discontinued operations.

         LITIGATION

         On September 3, 1997, the Company entered into litigation with International Corporation, K & Z, S.A. et al, in connection with a lawsuit resulting from the Company's stop transfer on shares based upon alleged fraudulent representations relating to the original issuance. A judge agreed with the Company to the extent of issuing a temporary injunction against the shares. The Company posted a $10,000 bond as security for its position, and subsequently issued 300,000 shares of its common stock to be held as additional security for the Defendant. The suit remains pending, however, the Company expects no adverse monetary result upon adjudication.

         The Company is a party to a pending administrative proceeding initiated by the Securities and Exchange Commission. Although, the Commission alleged various violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 against the Company, to date the Commission has not filed suit. An informal settlement has been reached in the matter which, if approved by the Commission, will not require payment of civil fees.

         In Oscar Hammond v. IRT Industries, Inc., et. al., Mr. Hammond was allegedly a shareholder, who purchased 17,000 shares of the Company's stock while alleged misrepresentations and omissions were made by the Company and others. He is claiming damages of $100,000. The suit remains pending, however, the Company expects no adverse monetary result upon adjudication.

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

         C. DANIEL CONSULTING, INC.:

         On December 1, 1996, the Company entered into a consulting agreement (Agreement) with C. Daniel Consulting, Inc., (Daniel), a Florida corporation, which is a company engaged in the business of, among other things, providing financial consulting, promotion and investment banking services. The initial term is for one (1) year commencing on December 1, 1996, and will automatically renew for successive one-year terms. This Agreement may be terminated by either party upon at least thirty day's prior written notice. Daniel will receive $15,000 per month as a base rate. If Daniel materially assists the Company with certain services as outlined in the Agreement, the Company agreed to pay Daniel additional compensation above the base rate, in either cash or stock as agreed by both parties in the future. The Company paid C. Daniel Consulting, Inc. $270,000 plus issued 40,000 shares of common stock, and $289,800 for their services for the years ended June 30, 1998 and 1997, respectively.

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

         YEAR 2000 ISSUES

         The year 2000 issue results from certain computer systems and software applications that use only two digits (rather than four) to define the applicable year. As a result, such systems and applications may recognize a date of "00" as 1900 instead of the intended year 2000, which could result in data miscalculations and software failures. The Company does not own any computer systems as of year-end and does not have any key suppliers. Thus, the Year 2000 issue should not have a material impact on the Company's financial position or results of operations.

NOTE 9.  MANAGEMENT'S PLANS

         The Company's financial statements for the year ended June 30, 1998, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has suffered recurring losses, consequently there is an accumulated deficit at June 30, 1998.

         The Company also experienced difficulties in paying its creditors timely, mostly legal and professionals, according to their terms, and certain bills were past due. These factors raise doubt about the Company's ability to continue as a going concern without achieving profitable operations or an infusion of capital or additional financing. The Company believes that with the collection of the existing stock subscription receivable it can continue for at least another year. Were the stockholders who received shares in exchange for a stock subscription receivable to default such problems would be compounded. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

         Management recognizes that the Company must generate additional resources in order to continue. Management's plans include continuing collections on the subscription receivable and also changed their focus to domestic opportunities in the internet area, or other business area. The Company intends to actively pursue a business combination through a merger or acquisition.

         In connection, with the Company changing its focus to domestic opportunities in the internet area, or other business area, the Company discontinued all its casino operations. In February 1999, the Company sold the business and all assets and properties related to the operations of its subsidiary, Juegos Ruro, S.A. See Note 11.

NOTE 10. SUBSEQUENT EVENTS

         On July 24, 1998, the Company authorized to be issued to various consultants 1,500,000 shares of the common stock of the Company for services pursuant to an S-8 registration filed on August 14, 1998. The parties agreed that the value of each share was $.34.

         In September, 1998, the President of the Company resigned and in November, 1998, the Company confirmed the resignations of the then directors, Mr. Ross John and Mr. Ronnie D'Gallo, who then appointed as the new Board to serve as sole Director, Arnold Wrobel. Mr. Wrobel also became the President, Secretary and Treasurer.

NOTE 11. SUBSEQUENT EVENTS - SALE OF DISCONTINUED CASINO OPERATIONS

         In February 1999, the Company entered into an agreement to sell the business and all assets and properties related to the operations of its subsidiary, Juegos Ruro, S.A. for a price of $81,906. A total of $64,406 will be used to pay the Company's debts and liabilities and $17,500 was made payable to IRT Industries, Inc. Accordingly, the results of Juegos are reported separately as "Loss from operations of discontinued operations" Management has also estimated a provision for loss on future disposal of discontinued subsidiary.

         Net revenues for Juegos for the years ended June 30, 1998 and 1997, were approximately $94,500 and $210,000, respectively. Net assets of Juegos (excluding intercompany balances) as of June 30, 1998, consisted of the following:

                                                          1998
                                                      ------------
         Assets:

         Cash                                         $      7,509
         Accounts receivable                                 1,046
         Prepaid expenses                                   28,000
         Property and equipment, net                         2,595
         Due from others                                     3,313
         Casino license, net                                14,705
         Other assets                                          653
                                                      ------------
         Total assets                                       57,821
                                                      ------------
         Liabilities:
         Accounts payable                                   17,522
         Due to others                                       2,424
         Accrued liabilities                                14,967
                                                      ------------
         Total liabilities                                  34,913
                                                      ------------
         Net assets                                   $     22,908
                                                      ============

                                 EXHIBIT INDEX

EXHIBIT      DESCRIPTION
-------      -----------

 27       Financial Data Schedule