Form 10QSB
period 1998-09-30
IRT INDUSTRIES INC
filed 1999-07-12
CIK 806030

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                  FORM 10-QSB

           [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                        THE SECURITIES AND EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

           [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                        THE SECURITIES AND EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO ________.

                         COMMISSION FILE NUMBER 0-21986

                              IRT INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             FLORIDA                                         59-2720096
 (STATE OR OTHER JURISDICTION OF                            (IRS EMPLOYER
 INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

        289-C COMMERCIAL BLVD.
              SUITE 208
    LAUDERDALE BY THE SEA, FLORIDA                              33308
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

                                 (954) 351-0270
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                                Yes ( ) No (X)

         As at 09/30/98, the registrant had outstanding 8,100,782 shares of Common Stock, par value $0.0001.

PART 1 - FINANCIAL INFORMATION

Item 1. - Financial Statements.  Please see enclosed financial statements.

PART 2 - OTHER INFORMATION

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operation. The following discussion should be read in conjunction with the Financial Statements and Notes thereto contained elsewhere herein. Please note that no assurance exists as to the actual future outcome of Management's plans, assumptions, or estimates.

Results of Operations. General. The Company experienced a decrease in revenues and expenditures for the fiscal quarter. Revenues were down due to the termination of one casino operation and the winding down of the other. Significant losses are reflected due to reduced revenues with high costs of operations. Management had intended, during the quarter, undertake a plan of reviewing and pursuing other related opportunities, such as Internet gaming, and utilization of the public company to undertake spin-off transactions of other companies. New Directors believed Internet gaming would be a succesful area of business. The Company, however, was not capable of entering into this area, and had little success.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         27 Financial data schedule

     (b) Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     IRT Industries, Inc. (Registrant)

                                     By:/s/ Arnold J. Wrobel
                                        ----------------------------------------
                                        Arnold J. Wrobel, President and
                                        Treasurer (Principal Executive Officer
                                        and Principal Financial Officer)

Date 06/18/99

                              IRT INDUSTRIES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                     September 30, 1998 and 1997 (Unaudited)
                           And June 30, 1998 (Audited)

                                    CONTENTS

                                                              PAGE
                                                              ----
Consolidated Balance Sheets                                   F-2
Consolidated Statements of Loss                               F-3
Consolidated Statements of Stockholders' Equity               F-4
Consolidated Statements of Cash Flows                         F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    F-6 to F-15

IRT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                              SEPT             JUNE
                                                            30, 1998         30, 1998
                                                           (Unaudited)      (Audited)
                                                           -----------      ---------
                    ASSETS

CURRENT ASSETS
    Cash in Bank                                           $         0      $   9,899
    Net Current Assets of Discontinued Operations               26,087         57,821
    Common Stock Held In Escrow                                     30             30
                                                           -----------      ---------
        TOTAL CURRENT ASSETS                               $    26,117         67,750
                                                           ===========      =========
     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts Payable                                       $    72,345       $ 77,653
    Accrued and Other Current Liabilities                       29,000         29,000
    Taxes Payable                                                3,318          3,318
    Net Current Liabilities of Discontinued Operations          61,136         34,913
                                                           -----------      ---------
        TOTAL CURRENT LIABILITIES                              165,799        144,884

SHAREHOLDERS' EQUITY
    Common Stock                                                   810            660
    Capital in Excess of Par                                 9,211,092      8,761,242
    Accumulated Deficit                                     (8,969,699)    (8,424,820)
    Treasury Stock, at Par Value                                   (60)           (60)
    Stock Subscription Receivable                             (381,825)      (414,156)
                                                           -----------      ---------
        TOTAL STOCKHOLDERS' EQUITY                            (139,682)       (77,134)
                                                           -----------      ---------
            TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                       $    26,117      $  67,750
                                                           ===========      =========

(The accompanying notes are an integral part of this financial statement)

IRT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS

                                                             THREE MONTHS ENDED
                                                          SEPTEMBER      SEPTEMBER
                                                           30, 1998       30, 1997
                                                         (UNAUDITED)    (UNAUDITED)
                                                          ---------      ---------
                                                                        (RESTATED)
EXPENSES
    Amortization                                          $       0      $   9,917
    Bank & Credit Card Charges                                   13            124
    Consulting                                              287,916        183,300
    Legal Settlements                                             0         20,000
    Miscellaneous                                                 0            271
    Office Expense                                               45          1,109
    Professional Services                                   108,428         30,624
    Promotion & Advertising                                 102,000              0
    Telephone                                                   316            652
    Transfer Agent & Service Bureau Fees                      5,397          1,940
    Travel & Entertainment                                      475          6,929
                                                          ---------      ---------
    TOTAL EXPENSES                                          504,590        254,866

OTHER INCOME
    Interest                                                 17,669         17,716
                                                          ---------      ---------
LOSS FROM CONTINUING OPERATIONS, BEFORE
      INCOME TAX BENEFIT                                   (486,921)      (237,150)

      Income Tax Benefit                                          0              0
                                                          ---------      ---------
LOSS FROM CONTINUING OPERATIONS, NET OF
      INCOME TAX BENEFIT                                   (486,921)      (237,150)
                                                          ---------      ---------
DISCONTINUED OPERATIONS
      Loss from operations of discontinued subsidiary       (57,958)      (165,328)
      Income Tax Benefit                                          0              0
                                                          ---------      ---------
LOSS FROM DISCONTINUED OPERATIONS, NET OF
      INCOME TAX BENEFIT                                    (57,958)      (165,328)
                                                          ---------      ---------
            NET LOSS                                      $(544,879)     $(402,478)
                                                          =========      =========

(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.)

IRT INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                                 COMMON        ADDITIONAL
                                                                                 NUMBER           STOCK          PAID-IN
                                                                               OF SHARES         AMOUNT          CAPITAL
                                                                              ----------         -----         ----------
Balance - June 30, 1997 - Audited (Restated)                                   1,002,326         $ 100         $7,741,503

    Reverse stock split                                                       (3,841,997)         (384)               384
    Issuance of common stock for services                                         40,000             4              4,996
    Purchase of common stock                                                   9,100,000           910          1,014,359
    Payments received on stock for subscription receivable                             0             0                  0
    Common stock held in escrow related to litigation                            300,000            30                  0
    Decrease in deficit from disposal of Casino Bahia Ballena                          0             0                  0
    Reclassification adjustment to foriegn currency translation
       for sale of subsidiary                                                          0             0                  0
    Net Loss for the year ended June 30, 1998 - Audited                                0             0                  0
                                                                              ----------         -----         ----------
Balance - June 30, 1998 - Audited                                              6,600,329           660          8,761,242

    Issuance of common stock for services                                      1,500,000           150            449,850
    Payments received on stock for subscription receivable                             0             0                  0
    Imputed interest on common stock receivable                                        0             0                  0
    Net Loss for the three months ended September 30, 1998 - Unaudited                 0             0                  0
                                                                              ----------         -----         ----------
Balance - September 30, 1998 - Unaudited                                       8,100,329         $ 810         $9,211,092
                                                                              ==========         =====         ==========



                                                                                                  FOREIGN
                                                                              ACCUMULATED         CURRENCY      TREASURY
                                                                                DEFICIT         TRANSLATION       STOCK
                                                                              -----------         -------         ----
Balance - June 30, 1997 - Audited (Restated)                                  $(4,976,491)        $ 1,230         $(60)

    Reverse stock split                                                                 0               0            0
    Issuance of common stock for services                                               0               0            0
    Purchase of common stock                                                            0               0            0
    Payments received on stock for subscription receivable                              0               0            0
    Common stock held in escrow related to litigation                                   0               0            0
    Decrease in deficit from disposal of Casino Bahia Ballena                     250,878               0            0
    Reclassification adjustment to foriegn currency translation
       for sale of subsidiary                                                           0          (1,230)           0
    Net Loss for the year ended June 30, 1998 - Audited                        (3,699,207)              0            0
                                                                              -----------         -------         ----
Balance - June 30, 1998 - Audited                                              (8,424,820)              0          (60)

    Issuance of common stock for services                                               0               0            0
    Payments received on stock for subscription receivable                              0               0            0
    Imputed interest on common stock receivable                                         0               0            0
    Net Loss for the three months ended September 30, 1998 - Unaudited           (544,879)              0            0
                                                                              -----------         -------         ----
Balance - September 30, 1998 - Unaudited                                      $(8,969,699)        $     0         $(60)
                                                                              ===========         =======         ====

                                                                                                      TOTAL
                                                                                                  STOCKHOLDERS'
                                                                                  STOCK               EQUITY
                                                                              SUBSCRIPTION         (DEFICIENCY)
                                                                               RECEIVABLE           IN ASSETS
                                                                              -----------         -----------
Balance - June 30, 1997 - Audited (Restated)                                  $  (411,230)        $ 2,355,052

    Reverse stock split                                                                 0                   0
    Issuance of common stock for services                                               0               5,000
    Purchase of common stock                                                   (1,015,269)                  0
    Payments received on stock for subscription receivable                      1,012,343           1,012,343
    Common stock held in escrow related to litigation                                   0                  30
    Decrease in deficit from disposal of Casino Bahia Ballena                           0             250,878
    Reclassification adjustment to foriegn currency translation
       for sale of subsidiary                                                           0              (1,230)
    Net Loss for the year ended June 30, 1998 - Audited                                 0          (3,699,207)
                                                                              -----------         -----------
Balance - June 30, 1998 - Audited                                                (414,156)            (77,134)

    Issuance of common stock for services                                               0             450,000
    Payments received on stock for subscription receivable                         50,000              50,000
    Imputed interest on common stock receivable                                   (17,669)            (17,669)
    Net Loss for the three months ended September 30, 1998 - Unaudited                  0            (544,879)
                                                                              -----------         -----------
Balance - September 30, 1998 - Unaudited                                      $  (381,825)        $  (139,682)
                                                                              ===========         ===========

(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.)

IRT INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            THREE MONTHS
                                                                                ENDED
                                                                             SEPTEMBER
                                                                              30, 1998
                                                                             (UNAUDITED)
                                                                            ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                                 $(544,879)
    Adjustments to reconcile net loss to net cash provided
        (used) by operating activities:
           Common Stock Issued for Services                                    450,000
           Decrease in Net Current Assets of Discontinued Operations            31,734
           Decrease in Accounts Payable                                         (5,308)
           Increase in Net Current Liabilites of Discontinued Operations        26,223
                                                                             ---------
                   Net Cash used by operating activities                       (42,230)

CASH FLOWS FROM FINANCING ACTIVITIES
    Receipts:
        Payments on Stock Subscription Receivable                               32,331
                                                                             ---------
                Net cash provided by financing activities                       32,331
                                                                             ---------
NET DECREASE IN CASH AND EQUIVALENTS                                            (9,899)

CASH AND EQUIVALENTS - BEGINNING                                                 9,899
                                                                             ---------
CASH AND EQUIVALENTS - ENDING                                                $       0
                                                                             =========
SUPPLEMENTAL DISCLOSURES:
    Common stock issued for services rendered                                $ 450,000
                                                                             =========

(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.)

                              IRT INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)
                           AND JUNE 30, 1998 (AUDITED)

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

         CONCENTRATION OF CREDIT RISK

         As of September 30, 1998, and 1997 and June 30, 1998, the Company had outstanding stock subscriptions receivable which are secured by the Company's common stock and are non-interest bearing. The carrying value of these receivables was reduced to estimated fair market value by imputing interest (See Note 3).

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

         Depreciation and amortization expense was $5,245 and $37,606 for September 30, 1998 and 1997, respectively, and is classified in "loss from operations of discontinued subsidiaries."

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

         FOREIGN CURRENCY CONVERSION

         The functional currency of the wholly-owned subsidiaries located in Costa Rica is the colon (/cents/) and their account balances have been translated in accordance with SFAS No. 52, "Foreign Currency Translation." Assets and liabilities have been translated at exchange rates as of the end of each period. The income statements at September 30, 1998 and 1997 were converted to U.S. dollars based on the average monthly exchange rate.

         The gain resulting from the translation of foreign currency for the three months ended September 30, 1998 and 1997, was $6,890 and $8,752, respectively. This gain is included in the consolidated statements of loss in determining the loss on disposal of discontinued subsidiary.

         RECLASSIFICATION AND RESTATEMENT

         Certain prior year amounts have been reclassified to conform to the current period's presentation and Casino operations have been reflected as discontinued operations.

NOTE 2.  CASINO AND DISCONTINUED OPERATIONS

         DISCONTINUED OPERATIONS

         On April 29, 1998, the Company entered into an agreement to sell the business and all assets and properties related to the operations of its subsidiary, Casino Bahia Ballena, S.A. Accordingly, the results of Ballena as well as the loss on the sale of its assets have been reported separately as discontinued operations in the accompanying statements of loss. Net revenues for Ballena for the three months ended September 30, 1998 and 1997, were approximately $ -0- and $31,858, respectively.

         AMORTIZATION OF CASINO LICENSES AND INTERESTS

         For the three months ended September 30, 1998 and 1997, amortization related to the acquisition of the floating gaming casino license was $ -0-, and $9,917, respectively, while the amortization for the operating casinos' gaming licenses were $4,320, and $28,031, respectively.

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

NOTE 4.  RELATED PARTY TRANSACTIONS

         During the three months ended September 30, 1998 and 1997, various legal fees of approximately $41,000 and $22,035, respectively, were charged to the Company by its United States legal counsel, a professional association whose principal shareholder is also a principal shareholder, President and Board of Directors Member of the Company. The outstanding balances as of September 30, 1998 and 1997, were $30,000 and $20,000, respectively, and are included in accounts payable.

NOTE 5.  ACCRUED LIABILITIES

         Accrued liabilities consisted of the following:

                                                    1998             1997
                                               -------------     -------------
         AUDIT FEES                            $      29,000     $     29,000
         LITIGATION PROVISION                         -                31,098
         OTHER                                        -                22,212
                                               -------------     ------------
                                               $      29,000     $     82,310
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

NOTE 6.  STOCKHOLDERS' EQUITY

         COMMON STOCK

         The Company has authorized 100,000,000 shares of common stock with a par value of $.0001 per share. At September 30, 1998, and 1997, 8,100,782 shares and 1,433,995 shares, respectively, were issued and outstanding (See Note 2 and below). The Company has no other authorized or outstanding securities of any class.

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

         As a result of the above, effective on September 17, 1997, except for the 4,000,000 shares of common stock sold on October 13, 1997, as described above, the Company reverse split its common stock at a ratio of one new share for each ten old shares issued and outstanding. Recognition of the reverse stock split has been given in the September 30, 1998, and 1997 consolidated financial statements.

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

         STOCK SUBSCRIPTIONS RECEIVABLE

         On March 14, 1996, the Company issued 4,000,000 shares of common stock to two separate individuals under Stock Subscription Agreements, for an aggregate purchase price of $1,500,000. Promissory notes, in the amount of $750,000 each, were executed by each of these individuals. On June 4, 1996, the notes were assigned to a third party corporation and the repayment terms were fixed to provide for minimum monthly payments of $75,000, without interest until the end of April 1997, at which time any with any remaining balance would be due. The due date of the remaining subscription receivable was verbally extended, and at September 30, 1998, $381,825, remained outstanding.

         Interest in the amount of $228,674 had been imputed on this receivable based on an annual percentage rate of 18%, and reflected in the financial statements as a reduction in the value of the receivable. Consequently, interest of $17,669 and $17,716 was considered earned during the three months ended September 30, 1998 and 1997, respectively.

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

NOTE 8.  COMMITMENTS AND CONTINGENCIES

         LEASED PREMISES

         Pursuant to the acquisition of the leasehold interest, discussed in
         Note 2, the Company assumed a lease for the operation of a casino in a hotel in San Jose, Costa Rica. The lease was executed on May 1, 1996, and has an initial term of thirty (30) months. Rent comprising approximately 50% for the initial lease term has been prepaid. At September 30, 1998 and 1997, prepaid rent is $11,100 and $91,000, respectively.

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

         Rent expense for the three months ended September 30, 1998 and 1997, was $34,898 and $71,808, and is included under discontinued operations.

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

         C. DANIEL CONSULTING, INC.:

         On December 1, 1996, the Company entered into a consulting agreement (Agreement) with C. Daniel Consulting, Inc., (Daniel), a Florida corporation, which is a company engaged in the business of, among other things, providing financial consulting, promotion and investment banking services. The initial term is for one (1) year commencing on December 1, 1996, and will automatically renew for successive one-year terms. This Agreement may be terminated by either party upon at least thirty day's prior written notice. Daniel will receive $15,000 per month as a base rate. If Daniel materially assists the Company with certain services as outlined in the Agreement, the Company agreed to pay Daniel additional compensation above the base rate, in either cash or stock as agreed by both parties in the future. The Company paid C. Daniel Consulting, Inc. $ -0-, and $74,500 plus 40,000 shares of common stock for their services for the three months ended September 30, 1998 and 1997, respectively.

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

NOTE 9.  MANAGEMENT'S PLANS

         In September 1998, the President of the Company resigned and in November 1998, the Company confirmed the resignations of the then directors, Mr. Ross John and Mr. Ronnie D'Gallo, who then appointed as the new Board to serve as sole Director, Arnold Wrobel. Mr. Wrobel also became the President, Secretary and Treasurer.

         The Company's financial statements for the three months ended September 30, 1998, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has suffered recurring losses, consequently there is an accumulated deficit at September 30, 1998.

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

         Net revenues for Juegos for the three months ended September 30, 1998 and 1997, were approximately $33,592 and $31,858, respectively. Net assets of Juegos (excluding intercompany balances) as of September 30, 1998, consisted of the following:

                                                    1998
                                                ---------
         ASSETS:
         ACCOUNTS RECEIVABLE                    $   2,280
         PREPAID EXPENSES                          11,100
         PROPERTY AND EQUIPMENT, NET                1,669
         CASINO LICENSE, NET                       10,386
         OTHER ASSETS                                 653
                                                ---------
         TOTAL ASSETS                              26,088
                                                ---------

         LIABILITIES:
         BANK OVERDRAFT                            27,190
         ACCOUNTS PAYABLE                          17,173
         ACCRUED LIABILITIES                       16,773
         TOTAL LIABILITIES                         61,136
                                                ---------
         NET ASSETS                             $ (35,048)
                                                =========

                                 EXHIBIT INDEX

EXHIBIT           DESCRIPTION
-------           -----------
  27              Financial Data Schedule