Form 10QSB
period 1998-12-31
IRT INDUSTRIES INC
filed 1999-07-12
CIK 806030

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

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

                                Yes ( ) No (X)

         As at 12/31/98, the registrant had outstanding 8,450,782 shares of Common Stock, par value $0.0001.

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

Results of Operations. General. The Company experienced a material decrease in revenues and expenditures for the fiscal quarter. The Company had undertaken a process to divest itself by sale of its casino operations, thereby effectively ending its revenue stream. With the first sold prior to the quarter, the second casino was in a winding down process and a sale was being processed.

Cost of Sales, Operating Expenses and Other Expenditures. Changes also occurred in costs of sales, operating expenses, and other expenditures. While operational expenditures of the casinos decreased significantly due to the cessation of the day to day operations, the Company still experienced expenses in the areas of professional and other fees.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         27  Financial data schedule

     (b) Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

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

Date 07/07/99

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           F-6 to F-15

IRT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                       DECEMBER          JUNE
                                                                       31, 1998        30, 1998
                                                                     (Unaudited)       (Audited)
                                                                     -----------       ---------
                      ASSETS

CURRENT ASSETS

    Cash in Bank                                                     $         0      $     9,899
    Net Current Assets of Discontinued Operations                         20,843           57,821
    Common Stock Held In Escrow                                               30               30
                                                                     -----------      -----------
        TOTAL CURRENT ASSETS                                         $    20,873      $    67,750
                                                                     ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts Payable                                                 $    72,345      $    77,653
    Accrued and Other Current Liabilities                                 29,000           29,000
    Taxes Payable                                                          3,318            3,318
    Net Current Liabilities of Discontinued Operations                    89,608           34,913
                                                                     -----------      -----------
        TOTAL CURRENT LIABILITIES                                        194,271          144,884

SHAREHOLDERS' EQUITY

    Common Stock                                                             845              660
    Capital in Excess of Par                                           9,236,057        8,761,242
    Accumulated Deficit                                               (9,011,092)      (8,424,820)
    Treasury Stock, at Par Value                                             (60)             (60)
    Stock Subscription Receivable                                       (399,148)        (414,156)
                                                                     -----------      -----------
        TOTAL STOCKHOLDERS'  EQUITY                                     (173,398)         (77,134)
                                                                     -----------      -----------
            TOTAL LIABILITIES AND
                STOCKHOLDERS'  EQUITY                                $    20,873      $    67,750
                                                                     ===========      ===========


(The accompanying notes are an integral part of this financial statement)

IRT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS


                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           December     December     December        December
                                                           31, 1998     31, 1997     31, 1998        31, 1997
                                                         (UNAUDITED)  (UNAUDITED)  (UNAUDITED)      (UNAUDITED)
                                                         -----------  -----------  -----------      -----------
                                                                      (RESTATED)                    (RESTATED)
EXPENSES

    Amortization                                         $       0      $ 9,916       $      0      $ 19,833
    Bank & Credit Card Charges                                 101           206           114           330
    Consulting                                                   0       354,112       287,916       537,412
    Legal Settlements                                            0             0             0        20,000
    Miscellaneous                                                0             0             0           271
    Office Expense                                               0         1,015            45         2,124
    Professional Services                                     (101)       77,516       108,327       108,140
    Promotion & Advertising                                      0             0       102,000             0
    Telephone                                                    0            64           316           716
    Transfer Agent & Service Bureau Fees                         0         7,468         5,397         9,408
    Travel & Entertainment                                       0          (937)          475         5,992
                                                         ---------     ---------      --------     ---------
    TOTAL EXPENSES                                               0       449,360       504,590       704,226

OTHER INCOME

    Interest                                                17,323        16,693        34,992        34,409
                                                         ---------     ---------      --------     ---------
LOSS FROM CONTINUING OPERATIONS, BEFORE
      INCOME TAX BENEFIT                                    17,323      (432,667)     (469,598)     (669,817)

      Income Tax Benefit                                         0             0             0             0
                                                         ---------     ---------      --------     ---------
LOSS FROM CONTINUING OPERATIONS, NET OF
      INCOME TAX BENEFIT                                    17,323      (432,667)     (469,598)     (669,817)
                                                         ---------     ---------      --------     ---------
DISCONTINUED OPERATIONS
      Loss from operations of discontinued subsidiary      (58,716)      (76,599)     (116,674)     (241,927)
      Income Tax Benefit                                         0             0             0             0
                                                         ---------     ---------      --------     ---------
LOSS FROM DISCONTINUED OPERATIONS, NET OF
      INCOME TAX BENEFIT                                   (58,716)      (76,599)     (116,674)     (241,927)
                                                         ---------     ---------      --------     ---------
            NET LOSS                                     $ (41,393)    $(509,266)     $586,272)    $(911,744)
                                                         =========     =========      ========     =========


(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.)

IRT INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                     COMMON  ADDITIONAL                   FOREIGN
                                                                          NUMBER     STOCK     PAID-IN     ACCUMULATED   CURRENCY
                                                                        OF SHARES    AMOUNT    CAPITAL        DEFICIT   TRANSLATION
                                                                        ---------    ------    -------        -------   -----------
Balance - June 30, 1997 - Audited (Restated)                            1,002,326   $ 100 $    7,741,503  $ (4,976,491)$    1,230
    Reverse stock split                                                (3,841,997)   (384)           384             0          0
    Issuance of common stock for services                                  40,000       4          4,996             0          0
    Purchase of common stock                                            9,100,000     910      1,014,359             0          0
    Payments received on stock for subscription receivable                      0       0              0             0          0
    Common stock held in escrow related to litigation                     300,000      30              0             0          0
    Decrease in deficit from disposal of Casino Bahia Ballena                   0       0              0       250,878          0
    Reclassification adjustment to foriegn currency translation
       for sale of subsidiary                                                   0       0              0             0     (1,230)
    Net Loss for the year ended June 30, 1998 - Audited                         0       0              0    (3,699,207)         0
                                                                      -----------   -----    -----------   -----------    -------
Balance - June 30, 1998 - Audited                                       6,600,329     660      8,761,242    (8,424,820)         0

    Issuance of common stock for services                               1,500,000     150        449,850             0          0
    Payments received on stock for subscription receivable                      0       0              0             0          0
    Imputed interest on common stock receivable                                 0       0              0             0          0
    Sale of common stock                                                  350,000      35         24,965             0          0
    Net Loss for the six months ended December 31, 1998 - Unaudited             0       0              0      (586,272)         0
                                                                      -----------   -----    -----------    -----------    ------
Balance - December 31, 1998 - Unaudited                                 8,450,329    $845    $ 9,236,057    $(9,011,092)   $    0
                                                                      ===========   =====    -----------   -----------=    ------


                                                                                                          TOTAL
                                                                                                      STOCKHOLDERS'
                                                                                          STOCK          EQUITY
                                                                            TREASURY   SUBSCRIPTION   (DEFICIENCY)
                                                                              STOCK     RECEIVABLE      IN ASSETS
                                                                          ----------     ----------      ---------
Balance - June 30, 1997 - Audited (Restated)                                     (60)    $  (411,230)    $2,355,052

    Reverse stock split                                                             0              0              0
    Issuance of common stock for services                                           0              0          5,000
    Purchase of common stock                                                        0     (1,015,269)             0
    Payments received on stock for subscription receivable                          0      1,012,343      1,012,343
    Common stock held in escrow related to litigation                               0              0             30
    Decrease in deficit from disposal of Casino Bahia Ballena                       0              0        250,878
    Reclassification adjustment to foriegn currency translation
       for sale of subsidiary                                                       0              0         (1,230)
    Net Loss for the year ended June 30, 1998 - Audited                             0              0     (3,699,207)
                                                                          -----------    -----------    -----------
Balance - June 30, 1998 - Audited                                                 (60)      (414,156)       (77,134)

    Issuance of common stock for services                                           0              0        450,000
    Payments received on stock for subscription receivable                          0         50,000         50,000
    Imputed interest on common stock receivable                                     0        (34,992)       (34,992)
    Sale of common stock                                                            0              0         25,000
    Net Loss for the six months ended December 31, 1998 - Unaudited                 0              0       (586,272)
                                                                          -----------    -----------    -----------
Balance - December 31, 1998 - Unaudited                                   $       (60)   $  (399,148)   $  (173,398)
                                                                          ===========    ===========    ===========

(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.)

IRT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              SIX MONTHS
                                                                                 ENDED
                                                                                DECEMBER
                                                                                31, 1998
                                                                              (UNAUDITED)
                                                                              ------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net Loss                                                                      $(586,272)
    Adjustments to reconcile net loss to net cash provided
        (used) by operating activities:
           Common Stock Issued for Services                                         450,000
           Decrease in Net Current Assets of Discontinued Operations                 36,978
           Decrease in Accounts Payable                                              (5,308)
           Increase in Net Current Liabilites of Discontinued Operations             54,695
                                                                                  ---------
                   Net Cash used by operating activities                            (49,907)

CASH FLOWS FROM FINANCING ACTIVITIES
    Receipts:
        Sale of Common Stock                                                         25,000
        Payments on Stock Subscription Receivable                                    15,008
                                                                                  ---------
                Net cash provided by financing activities                            40,008
                                                                                  ---------
NET DECREASE IN CASH AND EQUIVALENTS                                                 (9,899)

CASH AND EQUIVALENTS - BEGINNING                                                      9,899
                                                                                  ---------
CASH AND EQUIVALENTS - ENDING                                                     $       0
                                                                                  =========
SUPPLEMENTAL DISCLOSURES:

    Common stock issued for services rendered                                     $ 450,000
                                                                                  =========
    Common stock sold                                                             $  25,000
                                                                                  =========

(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.)

                              IRT INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1998 AND 1997 (UNAUDITED)
                           AND JUNE 30, 1998 (AUDITED)

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

         CONCENTRATION OF CREDIT RISK

         As of December 31, 1998, and 1997 and June 30, 1998, the Company had outstanding stock subscriptions receivable which are secured by the Company's common stock and are non-interest bearing. The carrying value of these receivables was reduced to estimated fair market value by imputing interest (See Note 3).

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

         Depreciation and amortization expense was $10,492 and $19,833 for the six months ended December 31, 1998 and 1997, respectively and is classified in "loss from operations of discontinued subsidiaries."

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

         FOREIGN CURRENCY CONVERSION

         The functional currency of the wholly-owned subsidiaries located in Costa Rica is the colon ((cent)) and their account balances have been translated in accordance with SFAS No. 52, "Foreign Currency Translation." Assets and liabilities have been translated at exchange rates as of the end of each period. The consolidated statements of loss at December 31, 1998 and, were converted to U.S. dollars based on the average monthly exchange rate.

         The gain (loss) resulting from the translation of foreign currency for the six months ended December 31, 1998 and 1997, was $38,464 and $(66,747), respectively. This gain is included in the consolidated statements of loss in determining the loss on disposal of discontinued subsidiary.

         RECLASSIFICATION AND RESTATEMENT

         Certain prior year amounts have been reclassified to conform to the current period's presentation and Casino operations have been reflected as discontinued operations.

NOTE 2.  CASINO AND DISCONTINUED OPERATIONS

         DISCONTINUED OPERATIONS

         On April 29, 1998, the Company entered into an agreement to sell the business and all assets and properties related to the operations of its subsidiary, Casino Bahia Ballena, S.A. Accordingly, the results of Ballena as well as the loss on the sale of its assets have been reported separately as discontinued operations in the accompanying statements of loss. Net revenues for Ballena for the six months ended December 31, 1998 and 1997, were approximately $ -0- and $62,285 respectively.

         AMORTIZATION OF CASINO LICENSES AND INTERESTS

         For the six months ended December 31, 1998 and 1997, amortization related to the acquisition of the floating gaming casino license was $ -0-, and $19,833 respectively, while the amortization for the operating casinos' gaming licenses were $8,639, and $8,639, respectively.

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

NOTE 4.  RELATED PARTY TRANSACTIONS

         During the six months ended December 31, 1998 and 1997, various legal fees of approximately $41,000 and $60,000, respectively, were charged to the Company by its United States legal counsel, a professional association whose principal shareholder is also a principal shareholder, President and Board of Directors Member of the Company. The outstanding balances as of December 31, 1998 and 1997, were $30,000 and $ -0-, respectively, and are included in accounts payable.

NOTE 5.  ACCRUED LIABILITIES

         Accrued liabilities consisted of the following:

                                    1998        1997
                                  -------     --------

         AUDIT FEES               $29,000     $   -0-
         LITIGATION PROVISION          --      31,098
         OTHER                         --      51,212
                                  -------     --------

                                  $29,000     $82,310
                                  =======     =======

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

NOTE 6.     STOCKHOLDERS' EQUITY

         COMMON STOCK

         The Company has authorized 100,000,000 shares of common stock with a par value of $.0001 per share. At December 31, 1998, and 1997, 8,450,782 shares and 5,433,995 shares, respectively, were issued and outstanding (See Note 2 and below). The Company has no other authorized or outstanding securities of any class.

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

         In November 1998, the Company sold 350,000 shares its common stock for a total of $25,000 to two individuals. The funds were used to support the casino operation in Costa Rica.

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

         As a result of the above, effective on September 17, 1997, except for the 4,000,000 shares of common stock sold on October 13, 1997, as described above, the Company reverse split its common stock at a ratio of one new share for each ten old shares issued and outstanding. Recognition of the reverse stock split has been given in the December 31, 1998, and 1997 consolidated financial statements.

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

         STOCK SUBSCRIPTIONS RECEIVABLE

         On March 14, 1996, the Company issued 4,000,000 shares of common stock to two separate individuals under Stock Subscription Agreements, for an aggregate purchase price of $1,500,000. Promissory notes, in the amount of $750,000 each, were executed by each of these individuals. On June 4, 1996, the notes were assigned to a third party corporation and the repayment terms were fixed to provide for minimum monthly payments of $75,000, without interest until the end of April 1997, at which time any with any remaining balance would be due. The due date of the remaining subscription receivable was verbally extended.

         Interest in the amount of $228,674 had been imputed on this receivable based on an annual percentage rate of 18%, and reflected in the financial statements as a reduction in the value of the receivable. Consequently, interest of $34,992 and $34,409 was considered earned during the six months ended December 31, 1998 and 1997, respectively.

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

NOTE 8.  COMMITMENTS AND CONTINGENCIES

         LEASED PREMISES

         Pursuant to the acquisition of the leasehold interest, discussed in
         Note 2, the Company assumed a lease for the operation of a casino in a hotel in San Jose, Costa Rica. The lease was executed on May 1, 1996, and has an initial term of thirty (30) months. Rent comprising approximately 50% for the initial lease term has been prepaid. At December 31, 1998 and 1997, prepaid rent is $ -0- and $70,000, respectively.

         As a result of the sale of the casino operations, the Company is no longer obligated under this lease.

         Rent expense for the six months ended December 31, 1998 and 1997, was $61,518 and $143,616, and is included under discontinued operations.

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

         C. DANIEL CONSULTING, INC.:

         On December 1, 1996, the Company entered into a consulting agreement (Agreement) with C. Daniel Consulting, Inc., (Daniel), a Florida corporation, which is a company engaged in the business of, among other things, providing financial consulting, promotion and investment banking services. The initial term is for one (1) year commencing on December 1, 1996, and will automatically renew for successive one-year terms. This Agreement may be terminated by either party upon at least thirty day's prior written notice. Daniel will receive $15,000 per month as a base rate. If Daniel materially assists the Company with certain services as outlined in the Agreement, the Company agreed to pay Daniel additional compensation above the base rate, in either cash or stock as agreed by both parties in the future. The Company paid C. Daniel Consulting, Inc. $ -0-, and $74,500 plus 40,000 shares of common stock for their services for the six months ended December 31, 1998 and 1997, respectively.

         OFFICE FACILITIES AND STAFFING

         The Company was also charged at least $5,000 per month under an informal office services arrangement. Consequently, the Company is supplied with various services, products and benefits including an office suite, conference room, receptionist area, storage facilities, photocopying, faxing, computers, office supplies and personnel, including a secretary and receptionist.

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

NOTE 9.  MANAGEMENT'S PLANS

         The Company's financial statements for the six months ended December 31, 1998, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has suffered recurring losses, consequently there is an accumulated deficit at December 31, 1998.

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

NOTE 10  SUBSEQUENT EVENTS - SALE OF DISCONTINUED CASINO OPERATIONS

         In February 1999, the Company entered into an agreement to sell the business and all assets and properties related to the operations of its subsidiary, Juegos Ruro, S.A. for a price 0f $81,906. A total of $64,406 will be used to pay the Company's debts and liabilities and $17,500 was made payable to IRT Industries, Inc. Accordingly, the results of Juegos are reported separately as "Loss from operations of discontinued operations" Management has also estimated a provision for loss on future disposal of discontinued subsidiary.

         Net revenues for Juegos for the six months ended December 31, 1998 and 1997, were approximately $37,816 and $43,587, respectively. Net assets of Juegos (excluding intercompany balances) as of December 31, 1998, consisted of the following:

                                                                         1998
                                                                       --------
         ASSETS:

         ACCOUNTS RECEIVABLE                                            $ 2,280
         PROPERTY AND EQUIPMENT, NET                                        741
         CASINO LICENSE, NET                                              6,606
         OTHER ASSETS                                                       653
                                                                       --------
         TOTAL ASSETS                                                    10,280
                                                                       --------

         LIABILITIES:
         BANK OVERDRAFT                                                  55,433
         ACCOUNTS PAYABLE                                                18,654
         ACCRUED LIABILITIES                                             15,521
                                                                       --------
         TOTAL LIABILITIES                                               89,608
                                                                       --------
         NET ASSETS                                                    $(79,328)
                                                                       ========

                                 EXHIBIT INDEX

EXHIBIT                       DESCRIPTION
-------                       -----------
  27                   Financial Data Schedule