Form 10QSB
period 1999-03-31
IRT INDUSTRIES INC
filed 1999-07-12
CIK 806030

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                  FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITES AND EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


                                       OR

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ____________________ TO _____________.

                         COMMISSION FILE NUMBER 0-21986

                              IRT INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            FLORIDA                                            59-2720096
(STATE OR OTHER JURISDICTION OF                               (IRS EMPLOYER
INCORPORATION OR ORGANIZATION                               IDENTIFICATION NO.)

     289-C COMMERCIAL BLVD.
           SUITE 208
  LAUDERDALE BY THE SEA, FLORIDA                                  33308
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

                                  954-351-0270
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 NOT APPLICABLE
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES X   NO __

        As at 03/31/99, the registrant had outstanding 8,450,782 shares of Common Stock, par value $0.0001.

================================================================================

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
         Please see enclosed financial statements.

PART 2 OTHER INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto contained elsewhere herein. Please note that no assurance exists as to the actual future outcome of Management's plans, assumptions, or estimates.

GENERAL. The Company, while having operating revenues during the prior fiscal quarter for the period ended March 31, 1999, does not currently have any operating business generating any revenues.

REVENUES. Revenues for the company were primarily attributed to operations of its prior casino businesses during the March 31, 1999 quarter, which businesses were sold prior to the period ended March 31, 1999.

COST OF SALES, OPERATING EXPENSES, AND OTHER EXPENDITURES. Currently, Management is seeking to maintain costs at a minimum while seeking business acquisition opportunities.

LIQUIDITY AND FINANCIAL CONDITION. The Company has experienced significant losses from past operations. Management believes this is normal due to the pursuit of an international rollout of business services and products. However, the Company could not maintain the burden of non-profitable operations, notwithstanding a long term plan of expansion, with initial losses as expected. Management anticipates that losses should relatively decrease as time passes and other businesses are acquired.

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

FORWARD STATEMENTS. Certain statements in this Prospectus constitute forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We make no representation to update any of the forward-looking statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         27 Financial data schedule

     (b) Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       IRT INDUSTRIES, INC.
                                       (Registrant)

                                       By: /s/ ARNOLD J. WROBEL
                                          ----------------------------------
                                          Arnold J. Wrobel,
                                          President and Treasurer
                                          (Principal Executive Officer and
                                           Principal Financial Officer)

Date 07/07/99

ITEM 1.- FINANCIAL STATEMENTS IRT INDUSTRIES, INC.


                                    CONTENTS

                                                                         PAGE
                                                                         ----

Consolidated Balance Sheets                                              F-2
Consolidated Statements of Loss                                          F-3
Consolidated Statements of Stockholders' Equity                          F-4
Consolidated States of Cash Flows                                        F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           F-6 to F-15

IRT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                       MARCH           JUNE
                                                                      31, 1999       30, 1998
                                                                     (UNAUDITED)     (AUDITED)
                                                                     ----------      ---------
                       ASSETS

CURRENT ASSETS
    Cash in Bank                                                            552           9,899
    Net Current Assets of Discontinued Operations                             0          57,821
    Common Stock Held In Escrow                                              30              30
    Due From Third Parties                                                8,500               0
                                                                     ----------      ----------
        TOTAL CURRENT ASSETS                                              9,082          67,750
                                                                     ==========      ==========

        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts Payable                                                     77,077          77,653
    Accrued and Other Current Liabilities                                29,000          29,000
    Taxes Payable                                                         3,318           3,318
    Net Current Liabilities of Discontinued Operation                         0          34,913
    Due to Shareholder                                                    1,000               0
                                                                     ----------      ----------
        TOTAL CURRENT LIABILITIES                                       110,395         144,884

SHAREHOLDERS' EQUITY
    Common Stock                                                            845             660
    Capital in Excess of Par                                          9,236,057       8,761,242
    Accumulated Deficit                                              (8,921,292)     (8,424,820)
    Treasury Stock, at Par Value                                            (60)            (60)
    Stock Subscription Receivable                                      (416,863)       (414,156)
                                                                     ----------      ----------
        TOTAL STOCKHOLDERS'  EQUITY                                    (101,313)        (77,134)
                                                                     ----------      ----------
            TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                                      9,082          67,750
                                                                     ==========      ==========

(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT)

IRT INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Loss

                                                      Three Months Ended      Nine Months Ended
                                                       March      March       March       March
                                                      31, 1999   31, 1998    31, 1999    31, 1998
                                                    (Unaudited) (Unaudited) (Unaudited) (Unaudited)
                                                    ----------- ----------  ----------- -----------
                                                               (RESTATED)            (RESTATED)
EXPENSES
    Amortization                                     $      0 $     9,917 $       0 $   29,750
    Bank & Credit Card Charges                            176         190       290        520
    Consulting                                              0      33,755   287,916    571,167
    Legal Settlements                                       0           0         0     20,000
    Miscellaneous                                           0       5,141         0      5,412
    Office Expense                                          0          27        45      2,151
    Professional Services                              15,234      66,131   123,561    174,271
    Promotion & Advertising                                 0           0   102,000          0
    Telephone                                             855         229     1,171        945
    Transfer Agent & Service Bureau Fees                1,100       5,074     6,497     14,482
    Travel & Entertainment                                815          (1)    1,290      5,991
                                                      -------- ----------- --------- ------------
    TOTAL EXPENSES                                     18,180     120,463   522,770    824,689

OTHER INCOME
    Interest                                           17,715       7,571    52,707     41,980
                                                      -------- ----------- --------- ------------
LOSS FROM CONTINUING OPERATIONS, BEFORE
      INCOME TAX BENEFIT                                 (465)   (112,892) (470,063)  (782,709)

      Income Tax Benefit                                    0           0         0          0
                                                      -------- ----------- --------- ------------
LOSS FROM CONTINUING OPERATIONS, NET OF
      INCOME TAX BENEFIT                                 (465)   (112,892) (470,063)  (782,709)
                                                      -------- ----------- --------- ------------
DISCONTINUED OPERATIONS
      Gain (Loss) from operations of discontinued
       subsidiary                                      90,265    (187,230)  (26,409)  (429,157)
      Income Tax Benefit                                    0           0         0          0
                                                      -------- ----------- --------- ------------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF
      INCOME TAX BENEFIT                               90,265    (187,230)  (26,409)  (429,157)
                                                      -------- ----------- --------- ------------
            NET INCOME (LOSS)                        $ 89,800   $(300,122)$(496,472)$(1,211,866)
                                                      ======== =========== ======== =============

(The accompanying notes are an integral part of this financial statement.)

IRT INDUSTRIES, INC.
Consolidated Statements of Stockholders' Equity



                                                                                COMMON  ADDITIONAL                 FOREIGN
                                                                   NUMBER       STOCK    PAID-IN     ACCUMULATED   CURRENCY
                                                                 OF SHARES      AMOUNT   CAPITAL       DEFICIT    TRANSLATION
                                                                ------------  --------  ----------  -----------   -----------
Balance - June 30, 1997 - Audited (Restated)                      1,002,326   $    100   $7,741,50  $(4,976,491)  $   1,230

  Reverse stock split                                            (3,841,997)      (384)        384            0           0
  Issuance of common stock for services                              40,000          4       4,996            0           0
  Purchase of common stock                                        9,100,000        910   1,014,359            0           0
  Payments received on stock for subscription receivable                  0          0           0            0           0
  Common stock held in escrow related to litigation                 300,000         30           0            0           0
  Decrease in deficit from disposal of Casino Bahia Ballena               0          0           0      250,878           0
  Reclassification adjustment to foriegn currency translation
     for sale of subsidiary                                               0          0           0            0      (1,230)
  Net Loss for the year ended June 30, 1998 - Audited                     0          0           0   (3,699,207)          0
                                                                  ------------   -------- --------  -----------   ---------
Balance - June 30, 1998 - Audited                                 6,600,329        660    8,761,24   (8,424,820)          0

  Issuance of common stock for services                           1,500,000        150     449,850            0           0
  Payments received on stock for subscription receivable                  0          0           0            0           0
  Imputed interest on common stock receivable                             0          0           0            0           0
  Sale of common stock                                              350,000         35      24,965            0           0
  Net Loss for the nine months ended March 31, 1999 - Unaudited           0          0           0     (496,472)          0
                                                                  ------------   -----    --------   ----------   ---------
Balance - March 31, 1999 - Unaudited                              8,450,329 $      845   $9,236,05   $(8,921,292)  $      0
                                                                  ============   =====   =========   ===========   ========
                                                                                           STOCKHOLDERS'
                                                                              STOCK            EQUITY
                                                                  TREASURY  SUBSCRIPTION    (DEFICIENCY)
                                                                   STOCK     RECEIVABLE       IN ASSETS
                                                                  --------  ------------   -------------
Balance - June 30, 1997 - Audited (Restated)                      $   (60)   $  (411,230)    $ 2,355,052

  Reverse stock split                                                   0              0               0
  Issuance of common stock for services                                 0              0           5,000
  Purchase of common stock                                              0     (1,015,269)              0
  Payments received on stock for subscription receivable                0      1,012,343       1,012,343
  Common stock held in escrow related to litigation                     0              0              30
  Decrease in deficit from disposal of Casino Bahia Ballena             0              0         250,878
  Reclassification adjustment to foriegn currency translation
     for sale of subsidiary                                             0              0          (1,230)
  Net Loss for the year ended June 30, 1998 - Audited                   0              0      (3,699,207)
                                                                  -------    -----------     -----------
Balance - June 30, 1998 - Audited                                     (60)      (414,156)        (77,134)

  Issuance of common stock for services                                 0              0         450,000
  Payments received on stock for subscription receivable                0         50,000          50,000
  Imputed interest on common stock receivable                           0        (52,707)        (52,707)
  Sale of common stock                                                  0              0          25,000
  Net Loss for the nine months ended March 31, 1999 - Unaudited         0              0        (496,472)
                                                                  -------    -----------     -----------
Balance - March 31, 1999 - Unaudited                              $   (60)   $  (416,863)    $  (101,313)
                                                                  ========   ===========     ===========

(The accompanying notes are an integral part of this financial statement.)

IRT INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

                                                                           SIX MONTHS
                                                                             ENDED
                                                                            DECEMBER
                                                                            31, 1998
                                                                          (UNAUDITED)
                                                                          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                              $  (496,472)
    Adjustments to reconcile net loss to net cash provided
        (used) by operating activities:
           Common Stock Issued for Services                                   450,000
           Decrease in Net Current Assets of Discontinued Operations           57,821
           Decrease in Accounts Payable                                          (576)
           Decrease in Net Current Liabilites of Discontinued Operations      (34,913)
           Increase in Receivables                                             (8,500)
           Increase in Due to Shareholder                                       1,000
                                                                          -----------
                   Net Cash used by operating activities                      (31,640)

CASH FLOWS FROM FINANCING ACTIVITIES
    Receipts:
        Sale of Common Stock                                                   25,000
        Payments on Stock Subscription Receivable                              (2,707)
                                                                          -----------
                Net cash provided by financing activities                      22,293
                                                                          -----------
NET DECREASE IN CASH AND EQUIVALENTS                                           (9,347)

CASH AND EQUIVALENTS - BEGINNING                                                9,899
                                                                          -----------
CASH AND EQUIVALENTS - ENDING                                                     552
                                                                          ===========
SUPPLEMENTAL DISCLOSURES:
    Common stock issued for services rendered                                 450,000
                                                                          ===========
    Common stock sold                                                          25,000
                                                                          ===========

(The accompanying notes are an integral part of this financial statement.)

                              IRT INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 1999 AND 1998 (UNAUDITED)
                           AND JUNE 30, 1998 (AUDITED)

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

            CONCENTRATION OF CREDIT RISK

            As of March 31, 1999, and 1998 and June 30, 1998, the Company had outstanding stock subscriptions receivable which are secured by the Company's common stock and are non-interest bearing. The carrying value of these receivables was reduced to estimated fair market value by imputing interest (See Note 3).

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

            Depreciation and amortization expense was $10,492 and $128,076 for the nine months ended March 31, 1998 and 1997, respectively and is classified in "loss from operations of discontinued subsidiaries."

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

            FOREIGN CURRENCY CONVERSION

            The functional currency of the wholly-owned subsidiaries located in Costa Rica is the colon ((cent)) and their account balances have been translated in accordance with SFAS No. 52, "Foreign Currency Translation." Assets and liabilities have been translated at exchange rates as of the end of each period. The consolidated statements of loss at March 31, 1999 and, were converted to U.S. dollars based on the average monthly exchange rate.

            The gain resulting from the translation of foreign currency for the nine months ended March 31, 1999 and 1998, was $52,464 and $20,760, respectively. This gain is included in the consolidated statements of loss in determining the loss on disposal of discontinued subsidiary.

            RECLASSIFICATION AND RESTATEMENT

            Certain prior year amounts have been reclassified to conform to the current period's presentation and Casino operations have been reflected as discontinued operations.

NOTE 2.     CASINO AND DISCONTINUED OPERATIONS

            DISCONTINUED OPERATIONS

            On April 29, 1998, the Company entered into an agreement to sell the business and all assets and properties related to the operations of its subsidiary, Casino Bahia Ballena, S.A. Accordingly, the results of Ballena as well as the loss on the sale of its assets have been reported separately as discontinued operations in the accompanying statements of loss. Net revenues for Ballena for the nine months ended March 31, 1999 and 1998, were approximately $ -0- and $108,938 respectively.

            AMORTIZATION OF CASINO LICENSES AND INTERESTS

            For the nine months ended March 31, 1999 and 1998, amortization related to the acquisition of the floating gaming casino license was $ -0-, and $29,750 respectively, while the amortization for the operating casinos' gaming licenses were $8,639, and $8,639, respectively.

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

NOTE 4.     RELATED PARTY TRANSACTIONS

            During the nine months ended March 31, 1999 and 1998, various legal fees of approximately $41,000 and $90,000, respectively, were charged to the Company by its United States legal counsel, a professional association whose principal shareholder was also a principal shareholder, President and Board of Directors Member of the Company. The outstanding balances as of March 31, 1999 and 1998, were approximately $30,000 and $ 30,000, respectively, and are included in accounts payable.

NOTE 5.    ACCRUED LIABILITIES

            Accrued liabilities consisted of the following:

                                                  1999             1998
                                             -------------     -------------

            AUDIT FEES                       $      29,000     $         -0-
            LITIGATION PROVISION                    -                31,098
            OTHER                                   -                68,701
                                             -------------     ------------

                                             $      29,000     $     99,799
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

            Interest in the amount of $228,674 had been imputed on this receivable based on an annual percentage rate of 18%, and reflected in the financial statements as a reduction in the value of the receivable. Consequently, interest of $52,707 and $41,980 was considered earned during the nine months ended March 31, 1999 and 1998, respectively.

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

NOTE 8.     COMMITMENTS AND CONTINGENCIES

            LEASED PREMISES

            Pursuant to the acquisition of the leasehold interest, discussed in
            Note 2, the Company assumed a lease for the operation of a casino in a hotel in San Jose, Costa Rica. The lease was executed on May 1, 1996, and has an initial term of thirty (30) months. Rent comprising approximately 50% for the initial lease term has been prepaid. As a result of the sale of Juegos, the company is no longer committed under this lease.

            Rent expense for the nine months ended March 31, 1999 and 1998, was $61,518 and $186,865, and is included under discontinued operations.

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

            C. DANIEL CONSULTING, INC.:

            On December 1, 1996, the Company entered into a consulting agreement (Agreement) with C. Daniel Consulting, Inc., (Daniel), a Florida corporation, which is a company engaged in the business of, among other things, providing financial consulting, promotion and investment banking services. The initial term is for one (1) year commencing on December 1, 1996, and will automatically renew for successive one-year terms. This Agreement may be terminated by either party upon at least thirty day's prior written notice. Daniel will receive $15,000 per month as a base rate. If Daniel materially assists the Company with certain services as outlined in the Agreement, the Company agreed to pay Daniel additional compensation above the base rate, in either cash or stock as agreed by both parties in the future. The Company paid C. Daniel Consulting, Inc. $ -0-, and $74,500 plus 40,000 shares of common stock for their services for the nine months ended March 31, 1999 and 1998, respectively. This agreement was cancelled prior to January 1998.

            OFFICE FACILITIES AND STAFFING

            The Company was being charged at least $5,000 per month under an informal office services arrangement. Consequently, the Company is supplied with various services, products and benefits including an office suite, conference room, receptionist area, storage facilities, photocopying, faxing, computers, office supplies and personnel, including a secretary and receptionist.

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

NOTE 9.     MANAGEMENT'S PLANS

            The Company's financial statements for the nine months ended March 31, 1999, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has suffered recurring losses, consequently there is an accumulated deficit at March 31, 1999.

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

NOTE 10     SALE OF DISCONTINUED CASINO OPERATIONS

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

            Net revenues for Juegos for the nine months ended March 31, 1999 and 1998, were approximately $37,816 and $77,004, respectively.

                                 EXHIBIT INDEX


EXHIBIT                    DESCRIPTION
-------                    -----------
  27             Financial data schedule