Form 10KSB
period 1999-06-30
IRT INDUSTRIES INC
filed 1999-10-13
CIK 806030

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1999

       [ ] TRANSACTION REPORT UNDER SECTION 13 OR 15(D)OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                         For the transition period from
                                       to
                    _____________________________________________
                         Commission file number: 0-15347


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

6230 Fairview Road, Suite 102, Charlotte, North Carolina 28210
-------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                     Issuer's telephone number: 704-364-2066

       Securities registered under Section 12(b) of the Exchange Act: None

                 Name of each exchange on which registered: None

                            Title of each class: NONE

         Securities registered under Section 12(g) of the Act: Common Stock, par value of $.0001 per share

          -------------------------------
               (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The Registrant's revenues for the fiscal year ended June 30, 1999 were:
$ 0.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 1999 was approximately $4,841,368 based on the closing sales price of the Registrant's Common Stock on the OTCBB (the OTB Bulletin Board(R)) of $.47 on September 30, 1999.

         The number of shares of Common Stock of the Registrant outstanding as at September 30, 1999 was 31,300,782 shares.

                              IRT INDUSTRIES, INC.

          FISCAL YEAR ENDED JUNE 30, 1999 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

PART I                                                                     PAGE
------                                                                     ----
ITEM 1.      Description of Business                                         4
ITEM 2.      Description of Property                                         9
ITEM 3.      Legal Proceedings                                               9
ITEM 4.      Submission of Matters to a Vote of Security Holders.           11

PART II
-------
ITEM 5.      Market for Common Equity and Related Stockholder Matters       11
ITEM 6.      Management's Discussion and Analysis or Plan of Operation      12
ITEM 7.      Financial Statements                                           20
ITEM 8.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure.                                      20

PART III
--------
ITEM 9.      Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act              20
ITEM 10.     Executive Compensation                                         22
ITEM 11.     Security Ownership of Certain Beneficial Owners and            24
             Management
ITEM 12.     Certain Relationships and Related Transactions                 26
ITEM 13.     Exhibits, List and Reports on Form 8-K.                        26

FORWARD-LOOKING STATEMENTS.

         This Annual Report on Form 10-KSB (the "10-KSB" or the "Report") contains forward-looking statements concerning, among other things, the Company's expected future revenues, operations and expenditures, competitors or potential competitors, and licensing and distribution activity. These forward-looking statements are identified by the use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intent," "may," "will," "plan," "predict," "potential," and similar terms and phrases, including references to assumptions. These statements are contained in each Part of this Report and in the documents incorporated by reference herein. These forward-looking statements represent the expectations of the Company's management as of the filing date of this Report. The Company's actual results could differ materially from those anticipated by the forward-looking statements due to a number of factors, including: (i) limited operating history; (ii) need for financing; (iii) dependence upon single employee; (iv) reliance upon single license; (v) compliance with law; (vi) lack of sales; (vii) reliance of revenue growth on economic conditions; (viii) competition; (ix) control by majority shareholder; (x) absence of dividends; (xi) changes in federal estate tax; (xii) government regulation of the Internet; (xiii) failure of computer systems to recognize the year 2000; and the other risks and uncertainties described under the caption, "Factors Affecting Future Operating Results" under Item 6.
Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Company is under no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by the Company in fiscal year 2000 and thereafter.

                                     PART 1

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

         IRT Industries, Inc. (the "Company"), a Florida corporation, is a company currently engaged in acquiring businesses focused on the Internet.

RECENT DEVELOPMENTS

         On August 2, 1999, the Company consummated a licensing arrangement (the "License") with Commerce Capital Group, L.L.C., a South Carolina limited liability company ("CCG") to market and sell CCG's proprietary "Personal Estate Plan(TM)" (the "PEP") which allows professional and individual users to conduct estate planning and financial planning through use of the Internet. The Company paid CCG a license fee of 21 million shares of the Company's unregistered common stock. Pursuant to the License, the Company was given: (i) a right to market the PEP(TM) system to accountants, stock brokers, insurance companies and brokers, lawyers, investment advisers, financial planners and human resource departments (the "Customers"); (ii) a non-exclusive right to use the logos and names relating to the PEP(TM) system which will be provided by CCG to the Company, including Personal Estate Plan(TM), Estate Legal Services, ELS(TM) and ELS(TM); (iii) the right to obtain any current and future amendments of sales, usage, limited technical, instructional and similar documentation and literature relating to the PEP(TM) system; and (iv) the right to receive any income generated from Customers who sign-up and use the PEP(TM) system. Under the License, the Company's initial geographic territory is limited to Florida, although the Company has the option to expand its territory to Alabama, Georgia, Mississippi and Tennessee by paying additional license fees in the form of shares of the Company's common stock.

         On August 2, 1999, the Company changed its corporate headquarters to 6230 Fairview Road, Suite 102, Charlotte, North Carolina 28210 and changed its telephone number to 704-364- 2066. At the same time, the following officers and directors were appointed: (i) Laurence F. Spears, as Chairman of the Company's Board of Directors; (ii) Dale K. Chapman, as President, Secretary, Treasurer and Director; and (iii) Eric F. Heintschel, as Director. Gary N. Dixon, Sr., who was the immediately preceding Chairman and a director, resigned in both capacities and was appointed to serve on a newly established advisory committee for the Company. Laurence F. Spears resigned as Chairman of the Company's Board of Directors for personal and professional reasons on October 11, 1999.

         On September 22, 1999, the Company announced that it expects to begin doing business under the name, "Xpedian.com, Inc." The Company intends to change its name from IRT Industries, Inc. to Xpedian.com, Inc. at the next shareholders meeting.

BACKGROUND

         The Company was originally incorporated in Florida in August 1986 as Triumph Capital, Inc. ("Triumph"). Triumph was originally engaged in the stock transfer business. In 1992, Triumph changed its name to IRT Industries, Inc. as part of a reorganization in which it exchanged a portion of its common stock (2,900,000 shares) for all of the issued and outstanding stock of IRT Industries, Inc. which had been incorporated in California on December 13, 1990. Triumph then merged into IRT Industries, Inc. and reincorporated in the State of Florida. Prior to March 1996, the Company pursued environmental-related businesses.

         In March 1996, the Company's management and business strategy changed as a result of the sale of the majority of its outstanding shares of common stock. The Company sought to acquire interests in casinos throughout Latin America. During 1996 the Company acquired interests and operating licenses in three casinos in San Jose, Costa Rica. These include a facility leased by a wholly-owned subsidiary, Juegos Ruro, S.A. ("Juegos") and the Casino Bahia Ballena through the Company's wholly-owned subsidiaries Casino Bahia Ballena, S.A. ("Ballena") and

Inmobiliaria la J Tres S.R.L. ("Inmobiliaria"). The Casino Amon, which was acquired in July 1996, was located in the "five star" Hotel Amon Park Plaza in San Jose, Costa Rica. The Casino Bahia Ballena was located in the "five star" Hotel Playa Tambor situated on the Puntarenas coast in Costa Rica.

         In 1998, the Company decided to discontinue its casino operations and change its business focus to domestic opportunities in the Internet area. This intent was formally communicated by the Company in a Current Report on Form 8-K filed on September 1, 1998. The Casino Bahia was sold in May, 1998 for a sales price of $150,000. The Casino Amon was sold in February, 1999 for a sales price of $85,000 of which $67,500 was paid and the balance of $17,500 is currently overdue. The Company has demanded payment of the balance and is reviewing its options to collect it.

NEW STRATEGIC FOCUS

         The Company's new business seeks to provide an interactive approach to estate and financial planning for financial services professionals and advisers. To date, individuals seeking to obtain estate or other related financial plans have been required to go to a number of different advisers and service providers in order to complete the design and execution of their plans. The Company expects that its interactive system will streamline fact-gathering, information storage, design and documentation for professional and individual users thereby allowing brokerage firms, certified public accountants, attorneys and other financial advisers to provide "one-stop", value-added, on-line financial planning products and services to their clients.

THE PERSONAL ESTATE PLAN(TM) SYSTEM

         The  Personal  Estate  Plan(TM)  system  is  primarily  composed  of  a transaction-based web site that is powered by an advanced artificial intelligence search engine and a fully relational Oracle 8 database. Together with its Electronic Law Scribe function (the "ELS(TM)"), which is a document generation program, the Personal Estate Plan(TM) package supports the user from data gathering to document production.

         A new user begins by accessing the database and entering information into the PEP(TM) system. The PEP(TM) system uses the artificial intelligence search engine to analyze the information entered by the user. Once the user has responded to system's menu of questions and/or inquiries which provide the PEP(TM) system with the user's estate planning objectives, the PEP(TM) system is expected to generate additional inquiries based upon the user's responses. Once the additional information provided by the user is analyzed, the PEP(TM) system is expected to initiate a search of the Oracle 8 relational database to review existing federal and state laws and regulations against the information entered by the user. After its search has been completed, the PEP(TM) system is expected to generate a result query that both confirms it has searched all available estate planning variables and produces a proposed plan and set of documents that, based upon the search, are designed to meet the user's estate planning objectives. Once the user has reviewed and confirmed its approval of the proposed estate plan, the user can request production and delivery of the proposed estate plan from the PEP(TM) system. The proposed estate plan and related documents are then assembled by CCG and delivered to the user via overnight delivery.

         The Personal Estate Plan(TM) system contains several components which the Company expects to be phased in gradually over the fiscal year 2000 including the following: (i) Website Creation; (ii) Insurance Trust Module;
(iii) Full Estate Planning; and (iv) Other Products and Services.

PHASE I.  WEBSITE CREATION

         During Phase I, both the Company and CCG are expected to establish websites which will provide users with access to the Company and to the PEP(TM) system.

         The Company has recently established a website and has registered to use the URL, "Xpedian.com". The Company expects to complete its website during the next several months. The Company expects that its website will provide information to potential investors and users including a product overview, an electronic customer qualification/application form for potential users of its products and a planning consideration forum. The Company's website is expected to also function as an entry portal allowing the Company's customers to access the CCG website where the actual PEP(TM) system resides.

         CCG, the licensor of the PEP(TM) system, is expected to establish a website through which users can access and use the PEP(TM) system. The user is expected to be able to gain access to CCG both directly and through links from the Company's website.

PHASE II.  INSURANCE TRUST PRODUCT

         During Phase II, the Company expects to introduce its insurance trust product, the "Insurance Trust" module, which is a component module of the PEP(TM) system. CCG has indicated that the necessary coding for the Insurance Trust module has been completed and is currently being tested. The Company expects that the Insurance Trust module will allow users to access the Oracle 8 relational database containing federal and state laws and government regulations relating to estate planning considerations. The Company expects that use of the Insurance Trust module will allow users to quickly and efficiently produce the plan and documentation necessary to implement insurance trusts for their clients.

PHASE III.  FULL ESTATE PLANNING PRODUCT

         During Phase III, the Company expects to focus developmental efforts on completing any remaining system/website programming and testing, while at the same time finalizing its advertising, marketing materials and sales programs in preparing to roll-out its full estate planning package. The Company expects to provide automatic upgrades to previously approved users of its Insurance Trust module.

PHASE IV.  OTHER PRODUCTS AND SERVICES

         Once the Company has introduced the PEP(TM) system and its component modules to the market during Phases I, II and III, the Company plans to expand its products and services. Pursuant to the License Agreement, CCG will provide the Company with automatic product enhancements and upgrades.

         The Company's long-range plan is to continue to pursue development opportunities into products and services outside of the License in ways that are complementary to its business plan.

SALES AND MARKETING

         The Company is in the developmental stage of its Internet business and currently has no sales. The Company, however, has identified a potential market for its products including certified public accountants, insurance agents, stock brokers, financial planners, lawyers and human resource departments. These advisers will be asked to complete a customer qualification/application form by which the Company ensures that such users satisfy the Company's educational and other criteria. Once the user completes the Company's application process and has been approved, the user will be provided with access to the Company's website which will allow the user to enter the PEP(TM) system through a hot-link in the CCG website.

         During Phase I, the Company expects CCG to establish its website. At about the same time, the Company also expects to finalize its own website. Once both websites are completed the Company expects CCG to establish a hot-link from the CCG website to the Company's website linking the Company's users to the PEP(TM) system.

         During Phase II, the Company expects to target licensed insurance representatives in conjunction with its introduction of the "Insurance Trust" module.

         During Phase III, the Company's sales efforts will be expected to focus on all potential target groups including certified public accountants, insurance agents, stock brokers, financial planners, lawyers and human resource departments. The Company expects to focus its direct person-to-person sales efforts on state, regional and national financial service corporations which are headquartered in Florida.

         During Phase IV, the Company plans to expand its territory into additional states outside of Florida. Pursuant to the License Agreement, the Company has an option to expand its territory to the states of Alabama, Georgia, Mississippi and Tennessee.

         To the extent that sales personnel are needed, the Company presently intends to develop a sales force comprised of both contract and permanent sales professionals. The Company plans to hire sales and administrative personnel from time to time.

COMPETITION

         The Company is not aware of any direct competitors. However, providers of financial services including certified public accountants, insurance agents, stock brokers, financial planners, lawyers and professionals in related industries may seek to develop similar software programs and databases and to establish web sites which offer same "full-process" estate-planning (i.e., data collection through documentation) directly to the user.

EMPLOYEES

         As of September 30, 1999, the Company had one full-time employee,  Dale
K. Chapman, who serves as its President, Chief Executive Officer, Secretary and Treasurer. The Company's employee is not represented by a labor union. The Company believes its employee relations are satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY.

         The Company was previously located at 289-C Commercial Blvd., Suite 208, Lauderdale By The Sea, Florida 33308.

         As of the August 12, 1999, the Company relocated its principal executive offices to 6230 Fairview Road, Suite 102, Charlotte, North Carolina. The Company currently leases office space under a two-year lease which terminates in August 2001. The leased space covers approximately 800 square feet. The annual rent is $ 11,900 and the Company has paid one year of rent in advance.

ITEM 3. LEGAL PROCEEDINGS.

         On or about November 16, 1994, Morton I. Singerman obtained an amended final judgment against the defendants in the following action, Morton Singerman
v. Triumph Financial Corp., IRT Industries, Inc. et al., Defendants, Case #90-27018-20, in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The judgment was issued against the defendants, including the Company's predecessor Triumph Capital, Inc., Triumph Financial Corp. and Stephen Telsey and was in the original amount of $22,173.37 plus interest. The Company believes a portion of this sum has been paid to the plaintiff and that the outstanding amount is less than $25,000.

         On or about March 21, 1997, the Company filed a complaint against International Corporation, K&Z, S.A, in IRT Industries, Inc. v. International Corporation, K&Z, S.A., a Costa Rican corporation; Securities Transfer Corporation, a Texas corporation; Ron Rafael Zavalla Tasies; and Pacific International Securities, Inc., a Canadian corporation, Defendants, Case #97-4323, in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. In the complaint, the Company alleged that the defendants had breached an agreement to sell a license to operate a casino in San Jose, Costa Rica. As consideration for the license, the defendants issued a promissory note in the amount of $ 595,000 while simultaneously purchasing 2,400,000 shares of the Company's common stock. As security for the validity of the license, the defendants pledged a certain number of shares of the Company's common stock and agreed not to transfer the shares until the validity of the license could be confirmed. However, one of the co-defendants, Tasies, attempted to transfer his shares. The Company then placed a stop-transfer order on the defendant's shares. Tasies subsequently filed a counterclaim against the Company alleging that the Company had improperly caused a stop-transfer order to be placed on his shares of the Company's common stock. Tasies is seeking damages in excess of $ 300,000.00. The Company believes that the counter-claim has no merit. However, if the counter-claim were to be adjudicated against the Company, there can be no assurance that the outcome would not have a material adverse effect on the Company's liquidity, financial position or results of operations.

         On or about January 12, 1998, Jose Humberto Brenes filed a complaint against the Company in Jose Humberto Brenes v. IRT Industries, Inc., Case #97-0102510-18, in the 17th Judicial Circuit in and for Broward County, Florida. In the complaint, the plaintiff alleged that the Company had defaulted on its obligation to make payments due under a guarantee. The plaintiff seeks damages of approximately $ 119,000. Although the plaintiff voluntarily dismissed the action on or about November 4, 1998, the plaintiff has indicated that he intends to refile the action against the Company and to seek to collect the alleged damages from the Company unless the parties can reach a settlement. The Company intends to investigate the underlying facts of the plaintiff's complaint. However, if the action were re-filed and the complaint were to be adjudicated against the Company, there can be no assurance that the outcome would not have a material adverse effect on the Company's liquidity, financial position or results of operations.

         On or about November 2, 1998, Jose Humberto Brenes-Jenkins (also known as Jose Humberto Brenes), as a shareholder of the Company and on behalf of the Company, filed a complaint against Richard R. Rossi in Jose Humberto Brenes-Jenkins, as a Shareholder and in the right of IRT Industries, Inc. v. Richard R. Rossi, Case #98-9852 AI in the Circuit Court of the 15th Judicial Circuit for Palm Beach County, Florida. In the complaint, the plaintiff alleged that Richard R. Rossi, the then President and Director of the Company had breached his fiduciary duty by causing the Company to enter into certain stock purchase transactions with entities controlled by him resulting in losses to the Company. The complaint alleged damages of $ 550,000. On April 30, 1999, the Court granted the plaintiff's motion for a final default judgment in favor of the Company and ordered the defendant to pay damages in the amount of $ 695,712.18 (including a principal sum of $ 550,000 plus prejudgment interest in the amount of $ 145,712.18). However, there can be no assurance that the Company will be able to collect the damages awarded from the defendant.

         On or about November 25, 1998, the Company voluntarily entered into a Consent to Entry of Judgment of Permanent Injunction and Other Relief in connection with In the Matter of IRT Industries, Inc., Securities and Exchange Commission ("SEC") File No. A-1605, pursuant to which the SEC has the right to present to the United States District Court, Southern District of Florida (Miami Division) a Final Judgment without further notice to the Company. The proposed Final Judgment restrains and enjoins the Company from committing fraud in violation of Section 17(a) of the Securities Act of 1933, as amended or Section 10(b) of the Securities Exchange Act of 1934, as amended and Rule 10-5 thereunder. In the event the Company fails to comply with the terms of the Final Judgment, the SEC will be able to petition the Court to assess civil penalties against the Company.

         On or about February 10, 1999, Oscar Hamod filed a complaint against the Company in Oscar Hamod v. IRT Industries, Inc.; D.L. Cromwell Investments, Inc.; Rossi & Associates, Attorneys, P.A.; Texas Capital Securities; Brad Nirenberg, Individually; and Robert Brook, Individually, Case # 99001496AG in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida-Civil Division. In the complaint, the plaintiff alleged the defendants made various misrepresentations and fraudulent statements to him thereby inducing him to purchase shares of the Company's common stock at a cost of approximately $ 100,000 which shares subsequently decreased in value. The complaint seeks to rescind the sale of the common stock or alternatively, damages of up to $ 100,000. The Company believes that the complaint has no merit and intends to vigorously defend the action. However, if the action were to be adjudicated against the Company, there can be no assurance that the outcome would not have a material adverse effect on the Company's liquidity, financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The  Company's  common  stock is traded  on the OTCBB  (trading-symbol:
IRTG). At September 30, 1999, the Company had approximately 936 stockholders of record according to the records of the Company's transfer agent, Securities Transfer Corporation. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

         The following table sets forth the high and low bid prices of the Company's common stock for each of the Company's eight fiscal quarters, as reported by IDD Information Services,

Tradeline(R).   The  quotations  reflect  inter-dealer  prices,  without  retail mark-ups, mark-downs or commission and may not necessarily represent actual transactions.

                                              RANGE OF BIDS FOR THE COMMON STOCK
FISCAL 1999                                        HIGH                  LOW


First Quarter (July, August, September)            $ .39                $ .06
Second Quarter (October, November, December)       $ .41                $ .05
Third Quarter (January, February, March)           $ 2.56               $ .13
Fourth Quarter (April, May, June)                  $ 3.13               $ .19

FISCAL 1998

First Quarter (July, August, September)            $ 5.88               $ .19
Second Quarter (October, November, December)       $ 2.75               $ .89
Third Quarter (January, February, March)           $ 1.67               $ .44
Fourth Quarter (April, May, June)                  $ .77                $ .31

         To date, the Company has not paid any dividends on its common stock and does not expect to pay any dividends in the foreseeable future. Instead, the Company intends to retain all earnings to finance the growth and development of its business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

         The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

GENERAL

         Near the end of fiscal year 1998, the Company changed its focus from owning and operating casinos and related activities, to focus on domestic opportunities in the Internet area. Subsequently, in 1998 and 1999, the Company discontinued its operations in the casino and related activities, and began an active search for domestic Internet opportunities. The Company sold its final remaining casino operation in February 1999. In April 1999, the Company made an unsuccessful attempt to purchase ThinkBid, the Internet Auction site. On August 2, 1999, the Company completed negotiations with Commerce Capital Group, L.L.C. ("CCG") for the right to license and market CCG's emerging line of Internet-based financial services products.

         During the year ended June 30, 1998, the Company had both operating revenues and operating businesses. The financial statements for that year reflect those revenues; however they also reflect the decision by the Company to discontinue its gaming operations. Thus the financial statements for the year ended June 30, 1998, contain the majority of the losses and provisions for losses incurred as the result of the initial decision to discontinue gaming operations, as reflected herein in the Consolidated Statements of Loss as "Discontinued Operations".

         During the year ended June 30, 1999, the Company had operating revenues but ceased to have operating businesses. The financial information and statements provided herein reflect the operations of the discontinued casino operations which are reflected in the financial statements as discontinued operations. All revenue and expenditure information discussed herein is reflected in the Consolidated Statements of Loss as "Discontinued Operations." As will be seen in the Company's financials and in the analysis listed below, the 1998 charge-off caused a significant decrease in the losses when comparing 1998 and 1999.

RESULTS OF OPERATIONS

Year Ended June 30, 1999 Compared to Year Ended June 30, 1998

         Net Revenues for both years remained at zero. Revenues collected during both periods was credited to the subsidiaries that generated the revenues. When consolidated for the Company's financial reporting, these revenues were offset by the substantial losses posted due to discontinued casino operations.

         Expenses for the year ended June 30, 1999 decreased by 46.7%. This decrease is the direct result of the Company enacting plans to cease its casino operations. Taken in total, the Company casino operations were only functioning for roughly half the year. The Company's need for consultants and professional and administrative services was thus cut in half. The change in management which occurred in September 1998, also served to decrease administrative expenses.

         Other Income for the year ended June 30, 1999 decreased by 34%. This decrease is due to a $22,500 litigation settlement expense which was incurred during the year. Actual interest income increased by 11.8%; however this increase was mitigated by the aforementioned settlement expense, combined with litigation settlement income posted in the previous year.

         Losses posted due to Continuing Operations for the year ended June 30, 1999 decreased by 51.9%. Just like expenses, the primary reason for this decrease was the closing of the Company's casino operations.

         Losses posted due to Discontinued Operations for the year ended June 30, 1999 decreased by 98.7%. Such a large deviation between years is due to the write-off of Losses and Provisions for Losses that occurred in the previous year. Per standard accounting practices, the actual and foreseeable losses due to the Company's decision to discontinue casino operations were accounted for in the fiscal year in which the decision was made.

         The Company experienced a Net Loss of $956,736 for the year ended June 30, 1999. When compared to the previous year, the Company actually experienced a 74% decrease in Net Loss.

         Net Loss Per Share (Primary and Fully-Diluted) reflects the same trend detailed above. Loss per share decreased by 86% in the year ended June 30, 1999. This decrease is primarily due to the 1998 write-offs and provisions for discontinued operations, however the percentage was also influenced by a 40% increase in the number of shares outstanding. Had the number of shares outstanding remained constant, the Loss per share would still have decreased by 86%.

Liquidity and Capital Resources

         As of June 30, 1999, cash and cash equivalents were $1,904 as compared with $9,899 at June 30, 1998. The decrease is due primarily to the period of time during which the Company has operated without operating revenue. The Company reported losses for the year ended June 30, 1999 of $ 956,736. The Company will continue to incur operating losses until it launches its Internet-based estate planning business and realizes revenues. The Company had working capital of $ (144,687) at June 30, 1999 as compared to $ (77,134) at June 30, 1998, an increase of 46.7%.

         The Company expects to fund its first expansion into domestic Internet businesses from funds that are to be derived from financing from outside sources. Once the Company launches its products and begins generating revenues, the Company hopes to use its operating revenues to fund expansion. However, there can be no assurance that outside financing will be available or that future revenues will be generated in sufficient amounts or that additional funds will not be required for the continued expansion of operations. The Company intends to meet its short-term and long-term liquidity needs through additional financing from outside sources. There can be no assurance that the Company will achieve profitability or positive cash flows. If the Company is not successful in raising additional funds, it may be required to limit the scope of its proposed expansion into domestic Internet businesses.

Inflation and Seasonality

         The rate of inflation was insignificant during the year ended June 30, 1999. The Company's business is not expected to be seasonal.

FACTORS AFFECTING FUTURE OPERATING RESULTS

         The Company operates in a rapidly changing environment that involves numerous risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

Limited Operating History

         Since the Company changed its strategic focus in 1998 to the proposed acquisition and development of Internet-based domestic businesses, the Company has not yet generated any revenues from operations. The Company has begun marketing its proposed Internet-based estate-planning products to certain customer groups through direct presentations and expects to begin preparing an advertising campaign in the near future. The Company will be required to incur significant marketing expenses, including advertising and promotion expenses, to introduce its products into the marketplace. There can be no assurance that its proposed products will be given sufficient consumer acceptance at their intended price range or any other price range to enable the Company to generate significant revenues or to operate profitably.

Need for Financing

         The Company needs to raise funds in order to facilitate its new business strategy of acquiring businesses focused on the Internet. At present, not generating revenues, the Company needs to raise funds from outside sources to fund its developmental and working capital needs, and it may need to raise funds in order to respond to unanticipated competitive pressures. In addition, if the Company experiences rapid growth, the Company may require additional funds to expand its operations or to enlarge its organization and increase its personnel. There can be no assurance that the Company will be able to obtain financing on favorable terms or that additional financing will be available, if at all. If adequate funds are not available or are not available on favorable terms, the Company may not be able to support its developmental and day-to-day activities, or otherwise respond to unanticipated competitive pressures. Such inability to obtain financing could have a material adverse effect on the Company's business, financial condition or results of operations and could require the Company to materially reduce, suspend or cease operations.

Dependence upon Single Employee

         The Company's success and operations depends upon the continued employment of its single employee. If the Company loses the services of its employee and does not find a suitable replacement, the Company's business could be adversely affected.

Reliance Upon Single License

         The Company's proposed Internet-based estate-planning product is based upon proprietary software which the licensor has granted to the Company under a license. The license grants the Company the right to market the software in a specific territory which may be expanded in the future. There can be no assurance that the proprietary nature of the software will not be infringed upon or that others will not try to reproduce the software. Furthermore, there can be so assurance that the license will afford protection against possible competitors who might seek to market their products in the same territory and to the same customers. In the event that the licensor terminates the Company's license (which it may do under circumstances including a material breach of the terms of the license), the termination could have a material adverse effect on the Company's business.

Compliance with Law

         The Company will attempt to comply with laws and regulations applicable to its planned business. In this early stage of its business, the Company intends to investigate the laws and regulations of relevant jurisdictions, particularly the question of whether any aspect of the business would constitute the unauthorized practice of law. Based upon the experience and representations of CCG, the Company believes that the PEP(TM) system would not constitute the unauthorized practice of law within the several states where the Company may do business. In the event it were determined that the Company's intended business does constitute the unauthorized practice of law, the Company could be subjected to investigations and lawsuits and the attendant expenses and risks and the Company's operations could be severely and adversely affected.

Marketing; Sales

         The Company has targeted potential customer groups for its proposed Internet-based estate-planning products including certified public accountants, insurance agents, stock brokers, financial planners, lawyers and professionals in human resources. There can be no assurance that the Company will be successful in marketing and selling its proposed products to such potential customers or in generating revenues from such sales. Furthermore there can be no assurance that the Company's proposed products will achieve significant market acceptance or will generate significant revenue. Additional products that the Company plans to directly or indirectly market in the future are in various stages of development.

Revenue Growth and Economic Conditions

         The revenue growth and profitability of the Company's proposed Internet-based estate-planning products depends on the overall demand for estate-planning services. Because the Company's potential customers are primarily professional and financial services advisers, the Company's business also depends on general economic conditions. A softening of the demand for estate-planning services from professional and financial services advisers caused by a weakening of the economy may result in lack of revenues or lack of growth.

Competition

         Although the Company is not aware of any direct competitors to its proposed Internet-based estate-planning products, there can be no assurance that providers of financial services including certified public accountants, insurance agents, stock brokers, financial planners, lawyers and professionals in human resources and related fields will not seek to develop similar products. Moreover, the Company is aware of numerous personal computer products providing some but not all of the features and benefits of the Company's web-based estate-planning product.

Control by Majority Shareholder

         The licensor of the Company's Internet-based estate-planning product, Commerce Capital Group, L.L.C. ("CCG"), owns a majority of the Company's common stock. Although CCG has advised the Company that CCG does not presently intend to cause a CCG representative to be appointed as an officer or director, there can be no assurance that CCG, based upon its majority ownership, would not seek to elect all of the Company's directors and/or replace its officers and to determine the results of all matters submitted to the stockholders for action including fundamental corporate transactions.

Absence of Dividends

         The Company does not expect to declare or pay any dividends in the foreseeable future, but instead intends to retain earnings, if any, to expand the Company's operations.

Changes in Federal Estate Tax

         Legislation has been proposed in U.S. Congress to phase out the federal estate tax over a number of years. While the prospects of such legislation are uncertain, should the legislation become law, the PEP(TM) product could become of limited or of no usefulness and the Company could be materially and adversely affected.

Government Regulation of the Internet

         Due to the increased use of the Internet by individuals and businesses, it is possible that federal or state laws or regulations governing the use of the Internet may be adopted including with respect to privacy, pricing, characteristics of products or services and taxation. The Company cannot predict the impact, if any, that future laws or regulations or legal or regulatory changes may have on its proposed estate-planning product business.

Failure of Computer Systems to Recognize Year 2000

         Many currently installed computer systems are not capable of distinguishing 21st century dates from 20th century dates because they were programmed using two digits rather than four digits to define the applicable year. As a result, at the turn of this century, computer systems and software used by many companies and organizations in a wide variety of industries may experience operating difficulties unless they are adequately modified or upgraded to process information related to the century change. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, collect revenues or engage in similar normal business activities.

         The Company recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 software failures. The Company therefore believes it has identified all significant information technology systems ("IT Systems"). The Company believes that it has achieved Year 2000 compliance readiness for its IT Systems and non-IT Systems. In addition, the Company has received assurances from CCG, the licensor of the PEP(TM) system, that the PEP(TM) system and related technology are Year 2000 compliant. There can be no assurance that the systems of other companies on which the Company relies will be timely converted to become Year 2000 compliant systems or that a failure to convert by another company would not have a material adverse effect on the Company.

         Based upon the results of its review of Year 2000 issues to date, the Company does not believe that a contingency plan to handle the Year 2000 issue is necessary at this time and has not developed such a plan. The Company will, however, continue to monitor its Year 2000 compliance program and evaluate the need for a contingency plan to handle the most reasonably likely worst case Year 2000 scenario which might include: (i) a key material vendor or service provider experiencing problems with delivery of materials, components or services; or (ii) the failure of infrastructure services provided by government agencies and other third parties (e.g., electricity, telephone, transportation, Internet services, etc. ).

ITEM 7.  FINANCIAL STATEMENTS

         The Financial Statements of the Company in response to this Item are attached beginning on page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURES.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The following table sets forth the names, ages (at September 30, 1999) and positions of the executive officers and the directors of the Company.

NAME                   AGE            POSITION
----                   ---            --------

Dale K. Chapman        37         President, Chief Executive Officer, Treasurer,
                                  Secretary, and Director

Eric F. Heintschel     27         Director


         Dale K. Chapman has been an officer and director of the Company since August 2, 1999. Mr. Chapman previously worked at Green Point Mortgage Corporation, a subsidiary of GreenPoint Financial as a Corporate Operations Analyst. Prior to July 1997, he worked at the

Bank of America (f/k/a NationsBank) in the areas of Planning and Strategy, Treasury Services and Nationwide Float Analysis for six years from 1991 to 1997.

         Eric F. Heintschel has been a director of the Company since August 2, 1999. Mr. Heintschel is a certified public accountant at PricewaterhouseCoopers and has worked at the accounting firm since 1997. From 1995 to 1997, Mr. Heintschel was employed as a certified public accountant at Dellinger and Deese, a privately held accounting firm. Prior to 1995, Mr. Heintschel obtained a master's degree in accounting.

         James H. Feeney has been nominated as a director. Mr. Feeney currently serves as the President and Chief Executive Officer of Trone Advertising, Inc. Prior to joining Trone Advertising, Inc. in March 1996, Mr. Feeney served as the President and Chairman of the Executive Committee of Albert Frank-Guenther Law, a 125-year old firm. He has also spent more than 12 years with Ally & Gargano, Inc., a prominent advertising agency.

         The officers of the Company are elected annually by the Board of Directors at its meeting held immediately after the annual meeting of shareholders, and hold their respective offices until their successors are duly elected and qualified. Officers may be removed at any time by the Company's Board of Directors.

         The Board of Directors has formed an advisory committee to advise the Company's management on matters including, but not limited to, Internet and systems technology and estate planning law. The Advisory Committee currently has one member, Gary N. Dixon, Sr. who resigned as Chairman of the Board and director effective as of August 2, 1999. Mr. Dixon currently works with Oracle. The Company expects to expand the number of members of the Advisory Committee. The Board of Directors has also formed a focus committee composed of Mr. Chapman and Mr. Heintschel. The Focus Committee's primary goal is to seek qualified candidates for appointment as officers and directors of the Company. The Audit Committee was inactive and has been disbanded. However, the Board of Directors intends to re-form the Audit Committee and resume its operations once the Company achieves revenues.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act requires the Company's executive officers and directors and persons who beneficially own more than 10% of the Company's common stock, to file initial reports of beneficial ownership on Form 3 ("Form 3") and reports of changes of beneficial ownership on Form 4 ("Form 4") of the Company's equity securities with the Securities and Exchange Commission and to furnish copies of those reports to the Company.

         Based solely on a review of the reports furnished to the Company to date, the following reports and written representations that no reports were required to be filed, the Company believes that all reports required to be filed by such persons with respect to the Company's fiscal year ended June 30, 1999 were timely filed, except for the following: a Form 3 required to have been filed by Arnold J. Wrobel in connection with his appointment as the Company's President, Secretary, Treasurer and sole director in September 1998.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth information concerning the annual and long-term compensation of the Company's chief executive officer for the fiscal years ended 1999, 1998 and 1997. The Company employed no other persons whose total annual compensation exceeded $ 100,000 for the fiscal years ended 1999, 1998 and 1997.


                           Summary Compensation Table
                           --------------------------
                                 Annual Compensation              Long-term Compensation
                                 -------------------               ---------------------

Name and                                                       Other             Securities
Principal Position         Fiscal                              Annual            Underlying
                           Year        Salary      Bonus       Compensation      Options Granted
                           ------      ------      -----       ------------      ---------------
Richard R. Rossi,          1999        -----       ----        ----              ----
President,                 1998        (1)         ----        ----              ----
Secretary,                 1997        (1)         ----        ----              ----
Treasurer and
Director(1)

Arnold J.  Wrobel,         1999        (2)         ----        ----              ----
Chief Executive            1998        (2)         ----        ----              ----
Officer, President,        1997        -----       ----        ----              ----
Chief Financial
Officer,  Secretary,
Treasurer and Sole
Director(2)

-----------------------

         (1) Richard R. Rossi served as the Company's President, Secretary and Treasurer and a director from March 6, 1996 until his resignation in all capacities on August 30, 1998. During July 1998, Mr. Rossi did not receive any compensation from the Company. During August 1998, the Company paid Mr. Rossi approximately $40,386. During the year ended June 30, 1998, the Company paid Mr. Rossi approximately

         $128,000 (approximately $ 10,000 per month) for salary consideration, various legal and business services and related offices expenses supplied by Mr. Rossi through a corporation in which he is a shareholder. During the year ended June 30, 1997, the Company paid Mr. Rossi approximately $60,000 (at least $5,000 per month) for various legal and business services and related offices expenses supplied by Mr. Rossi through a corporation in which he is a shareholder. See also
         Item 12. Certain Relationships and Related Transactions.

(2)      Arnold J.  Wrobel  served as the  Company's  Chief  Executive  Officer,
         President, Chief Financial Officer, Secretary, Treasurer and sole director from September 1998 until his resignation in all capacities on August 2, 1999. Mr. Wrobel served without compensation. The Company reimbursed Mr. Wrobel for expenses incurred as a director.

         Dale K. Chapman was appointed as the Company's President, Secretary, Treasurer and director as of August 2, 1999. In lieu of a first year salary, the Company granted Mr. Chapman the option to purchase 200,000 shares of the Company's common stock at an exercise price of $.0001 per share which option is exercisable effective August 2, 2000 and expires on August 2, 2001. The company also granted Mr. Chapman an option to purchase up to 300,000 shares of the Company's common stock at an exercise price of $.50 per share, of which: (i) 100,000 of the underlying shares vest and are exercisable on August 2, 2000;
(ii) 100,000 of the underlying shares vest and are exercisable on August 2, 2001; and (iii) the last 100,000 of the underlying shares vest and are exercisable on August 2, 2002. The Company also pays Mr. Chapman a monthly stipend of approximately $2,000 and provides reimbursement for expenses. As a director, the Company has granted Mr. Chapman an option to purchase up to 300,000 shares of the Company's common stock at an exercise price of $.50 per share; provided, however, that the option is not exercisable unless the Company's common stock trading price equals $25 or more for twenty consecutive business days and once exercisable, if applicable, will vest over a three-year period as follows: (i) 100,000 of the underlying shares will vest on the first anniversary of the date the option first becomes exercisable; (ii) 100,000 of the underlying shares will vest on the second anniversary of such date; and
(iii) the last 100,000 of the underlying shares will vest on the third anniversary of such date.

Option/SAR Grants in Last Fiscal Year

         The Company did not grant any options or stock appreciation rights to the executive officers named in the Summary Compensation Table (the "Named Executive Officers") during the year ended June 30, 1999.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

         No options to purchase shares of the Company's common stock were exercised by the Named Executive Officers during the fiscal year ended June 30, 1999.

Long-Term Incentive Plans Awards ("LTIP") in the Last Fiscal Year

         No awards under any LTIPs were made to any of the Named Executive Officers during the fiscal year ended June 30, 1999.

Compensation of Directors

         For the year ended June 30, 1999, the Company did not provide any compensation to its directors, except for reimbursement of direct expenses including travel and related expenses.

         On or about August 1999, the Company established a plan for its non-employee directors that provides for options to the purchase the Company's common stock. Each non-employee director is granted the following: (a) an option to purchase up to 100,000 shares of the Company's common stock at an exercise price of $ .0001 per share which option is exercisable on the first anniversary of the date of the director's appointment and expires one year thereafter; (b) an option to purchase up to 100,000 shares of the Company's common stock at an exercise price of $ .50 per share which option is exercisable on the third anniversary of the date of the director's appointment and expires one year thereafter; provided, however, the director must serve a 3-year minimum term; and provided, further, that the Company is then profitable and meets certain financial criteria; and (c) an option to purchase up to 100,000 shares of the Company's common stock at an exercise price of $.50 per share; provided, however, that the option is not exercisable unless the Company's common stock trading price equals $25 or more for twenty consecutive business days; once exercisable the option vests immediately on such date and expires one year thereafter. The Company also provides non-employee directors with directors and officers liability insurance and reimbursement of expenses for attending board meetings.

Employment Contracts and Termination of Employment, and Change of Control Arrangements

         The Company had no employment contracts with any of the Named Executive Officers who were employees of the Company and the Company had no compensatory plan or arrangement with any of its named executives who were employees of the Company in which the amount to be paid exceeded $100,000 and which were activated upon resignation, termination or retirement of any such Named Executive Officer upon a change of control of the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         The following table sets forth certain information regarding the ownership of shares of the Company's common stock as of September 30, 1999 (except as noted below) with respect to (i) holders known to the Company to beneficially own more than five percent or more of the outstanding common stock of the Company; (ii) each director of the Company; (iii) each executive officer named in the Summary Compensation Table under the caption "Executive Compensation" in Item 11 of this Report; and (iv) all directors and executive officers of the Company as a group. The Company understands that each beneficial owner has sole voting and investment power with respect to all shares attributable to such owner. The number of outstanding shares of the Company's common stock at September 30, 1999 was 31,300,782.

                                       Amount and Nature of          Percent of
Beneficial Owner                       Beneficial Ownership(1)(2)     Class (2)
----------------                       --------------------------    ----------

Commerce Capital Group, L.L.C.(3)          21,000,000                     67.1%
1517 Mary Ellen Drive
Ft. Mill, South Carolina 29715

Dale K. Chapman (4)                             *                           *
6230 Fairview Road, Suite 102
Charlotte, North Carolina 28210

Eric F. Heintschel (5)                          *                           *
100 North Tryon, Suite 3400
Charlotte, North Carolina 28202

All directors and executive officers            *                           *
as a group (2 persons) (4)(5)

------------------------
(1) Shares subject to options are considered beneficially owned to the extent currently exercisable or exercisable within 60 days of September 30, 1999.

(2) Asterisk indicates less than one percent. Shares subject to options that are considered to be beneficially owned are considered outstanding only for the purpose of computing the percentage of outstanding common stock which would be owned by the optionee if such options were exercised, but (except for the calculation of beneficial ownership by all executive officers and directors as a group) are not considered outstanding for the purposed of computing the percentage of outstanding common stock owned by any other person.

(3) Commerce Capital Group, L.L.C. ("CCG") is a South Carolina limited liability company. Mr. R. Hughes, whose address is c/o Commerce Capital Group, L.L.C., 1517 Mary Ellen Drive, Fort Mill, South Carolina 29715, is the Managing Member of CCG.

(4) Excludes 800,000 shares subject to options which are not exercisable within 60 days of September 30, 1999.

(5)      Excludes 300,000 shares subject to  options   which are not exercisable
         within 60 days of September 30, 1999.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During the year ended June 30, 1998, the former president of the Company, Richard R. Rossi, through a corporation that he owned, provided services to the Company and received approximately $ 128,000 or approximately $ 10,000 per month for services and supplying at his expense the Company's U.S. corporate headquarters. This amount included office suites, a conference room, a receptionist and storage facilities, photocopying, faxing, computers, office supplies and personnel including a secretary and a receptionist and reimbursement for business-related expenses and salary consideration. From time to time, he made unsecured and non-interest bearing loans to the Company to help it meet certain financial needs as they arose, which loans were repaid. During July 1998, Mr. Rossi did not receive any compensation from the Company. During August 1998, the Company paid Mr. Rossi approximately $40,386.

         On August 2, 1999, the Company consummated a licensing arrangement with CCG to license CCG's proprietary "Personal Estate Plan(TM)" which allows professional and individual users to conduct estate planning and financial planning through use of the Internet. The Company paid CCG a license fee of 21 million shares of the Company's unregistered common stock. CCG is an owner of more than five percent of the Company's common stock.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

a.   The following documents are filed as a part of this Report:

         Independent Auditor's Report
         Consolidated   Financial   Statements   at  June  30,   1999  and  1998
         Consolidated Balance Sheets Consolidated Statements of Loss Consolidated Statements of Stockholders' Equity (Deficiency in Assets) Consolidated Statements of Cash Flows
         Notes to Consolidated  Financial Statements

b.   Reports on Form 8-K.

         Subsequent to the year ended June 30, 1999, the Company filed a Report on Form 8-K (the "Report") dated August 2, 1999 (date of earliest event reported), reporting under Item 1 (Changes in Control of Registrant), Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements and Exhibits). No financial statements were filed with the Report.

c.   Exhibits

EXHIBIT NO.       DESCRIPTION
-----------       -----------

3.1               Articles of Incorporation (1)
3.2               Bylaws (1)
4.1               Specimen Stock Certificate (1)
10.1              Agreement for Purchase and Assignment of License dated
                    Effective July 30, 1999
21.1              Subsidiaries List (2)
27.1              Financial Data Schedule

-------------------------

(1): Incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1995, SEC Commission File Number 0-15347

(2): Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended June 30, 1996, SEC Commission File Number 0-15347

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           IRT INDUSTRIES, INC.


                                        /s/ Dale K. Chapman
                           By:   --------------------------------------------
                                 Name:   Dale K. Chapman
                                 Title:  President


Date:  October 12, 1999

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                         Date
---------                           -----                         ----

  /s/ Dale K. Chapman
______________________      President, Chief Executive        October 12, 1999
Name: Dale K. Chapman       Officer, Secretary, Treasurer,
                            Director


  /s/ Eric F. Heintschel
_________________________   Director                          October 12, 1999
Name: Eric F. Heintschel

************************

                               IRT INDUSTRIES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 1999 and 1998

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
Facsimile: (305) 274-1368

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
IRT Industries, Inc.
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of IRT Industries,Inc. and subsidiaries at June 30, 1999 and 1998, and the related consolidated statements of loss, stockholders' equity (deficiency in assets) and cash flows for the years then ended. These consolidated financial statements are the responsibility of IRT's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

Except as described in the following paragraph, we conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were unable to obtain audited financial statements supporting the Company's investment in foreign subsidiaries and affiliates and were unable to determine the components of those subsidiaries' losses from discontinued operations stated at $34,908 and $2,768,152 at June 30, 1999 and 19998, respectively; nor were we able to satisfy ourselves as to the initial carrying values of the investment in the foreign subsidiaries or affiliates by other auditing procedures.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to examine the evidence regarding the foreign subsidiaries or affiliates investment and components of their earnings reported as Loss from Discontinued Operations, the financial statements referred to in the first paragraph above the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IRT Industries, Inc. and subsidiaries at June 30, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

As discussed in Note 4 to the financial statements, the Company has had numerous significant transactions with businesses, which may be controlled by, and with people who were related to, former officers, and directors of the Company.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, IRT has suffered recurring losses from operations, has a working capital deficiency, and has a deficiency in assets that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                 /s/Dohan and Company, P.A.
                                                 Certified Public Accountants

Miami, Florida
October 10, 1999

IRT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30,                                                              1999              1998
-----------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                     $   1,904       $     9,899
     Common stock held in escrow                                          30                30
     Net current assets of discontinued operations                         -            57,821
     Judgment receivable, less valuation allowance of $695,712             -                 -
     Deferred tax asset, less valuation allowances
       of $1,268,400 and $1,112,000                                        -                 -
------------------------------------------------------------------------------------------------

     TOTAL CURRENT ASSETS                                          $    1,934      $    67,750
================================================================================================

LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
     Accounts payable                                                 53,330            77,653
     Accrued audit and accounting                                     29,000            29,000
     Taxes payable                                                     3,318             3,318
     Loan from related party                                          60,000                 -
     Loan from others                                                  1,000                 -
     Net current liabilities of discontinued operations                    -            34,913
------------------------------------------------------------------------------------------------
          TOTAL CURRENT LIABILITIES                                  146,648           144,884
------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTES 8, 9, AND 10)

DEFICIENCY IN ASSETS
     Common stock, $.0001 par value, 100,000,000 shares authorized
       8,450,331 and 6,600,331 shares issued and outstanding             845               660
     Additional paid-in capital                                    9,236,057         8,761,242
     Deficit                                                      (9,381,556)       (8,424,820)
     Treasury stock, at cost                                             (60)              (60)
     Stock subscription receivable, less
       valuation allowance of $435,571 in 1999                             -          (414,156)
------------------------------------------------------------------------------------------------
          TOTAL DEFICIENCY IN ASSETS                                (144,714)          (77,134)
------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                        $    1,934        $   67,750
================================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

IRT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS
                                                                                        FOR THE YEARS ENDED JUNE 30,
                                                                                          1999              1998
--------------------------------------------------------------------------------------------------------------------
EXPENSES
     Consulting, professional and administrative fees                                    512,745           959,912
     Bad debts                                                                           435,571
     Amortization                                                                              -            29,750
     General and administrative                                                            8,199            10,865
     Travel and entertainment                                                             14,228             4,621
--------------------------------------------------------------------------------------------------------------------
         TOTAL EXPENSES                                                                  970,743         1,005,148
--------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)
     Interest income                                                                      71,415            62,995
     Litigation settlement income (expense)                                              (22,500)           11,098
--------------------------------------------------------------------------------------------------------------------
         TOTAL OTHER INCOME, NET                                                          48,915            74,093
--------------------------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX BENEFITS                              (921,828)         (931,055)

INCOME TAX (BENEFITS)                                                                          -                 -
--------------------------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS, NET OF INCOME TAX BENEFITS                             (921,828)         (931,055)
--------------------------------------------------------------------------------------------------------------------
DISCONTINUED OPERATIONS
     Loss from operations of discontinued subsidiaries                                  (116,676)         (383,066)
     Loss on abandonment of floating casino license                                            -          (652,361)
     Provision for loss on future disposal of discontinued subsidiary                          -          (852,714)
     Gain (Loss) on disposal of discontinued subsidiary                                   81,768          (880,011)
     Income tax benefits                                                                       -                -
--------------------------------------------------------------------------------------------------------------------
LOSS ON DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFITS                              (34,908)       (2,768,152)
--------------------------------------------------------------------------------------------------------------------

NET LOSS                                                                               $(956,736)      $(3,699,207)
====================================================================================================================

PRIMARY AND FULLY-DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                          8,081,290         4,210,084

BASIC NET LOSS PER SHARE, PRIMARY AND FULLY-DILUTED FROM CONTINUING OPERATIONS       $     (0.11)      $     (0.22)
BASIC NET LOSS PER SHARE, PRIMARY AND FULLY-DILUTED FROM DISCONTINUED OPERATIONS     $     (0.01)      $     (0.66)
--------------------------------------------------------------------------------------------------------------------
BASIC NET LOSS PER SHARE, PRIMARY AND FULLY-DILUTED                                  $     (0.12)      $     (0.88)
====================================================================================================================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

IRT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)



                                                                              NUMBER          COMMON        ADDITIONAL
                                                                                OF            STOCK           PAID-IN
DESCRIPTION                                                                   SHARES          AMOUNT          CAPITAL
----------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1997 (RESTATED)                                          1,002,328           100        7,741,503
       Reverse stock split                                                  (3,841,997)         (384)             384
       Issuance of common stock for services                                    40,000             4            4,996
       Issuance of common stock                                              9,100,000           910        1,014,359
       Payments on subscription receivable                                           -             -                -
       Common stock held in escrow related to litigation                       300,000            30
       Decrease in deficit from disposal of Casino Bahia Ballena                     -             -                -
       Reclassification adjustment to foreign currency translation
            for sale of subsidiary                                                   -             -                -
       Net loss for the year ended June 30, 1998                                     -             -                -
----------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1998                                                     6,600,331         $ 660       $8,761,242

       Issuance of common stock for services                                 1,500,000           150          449,850
       Issuance of common stock                                                350,000            35           24,965
       Payments on subscription receivable                                           -             -                -
       Net loss for the year ended June 30, 1999                                     -             -                -
----------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1999                                                     8,450,331         $ 845       $9,236,057
======================================================================================================================


                                                                                                    FOREIGN
                                                                                                    CURRENCY      TREASURY
DESCRIPTION                                                                     DEFICIT           TRANSLATION      STOCK
--------------------------------------------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 1997 (RESTATED)                                         $(4,976,491)           $ 1,230         $(60)
       Reverse stock split                                                            -                 -             -
       Issuance of common stock for services                                          -                 -             -
       Issuance of common stock
       Payments on subscription receivable                                            -                 -             -
       Common stock held in escrow related to litigation
       Decrease in deficit from disposal of Casino Bahia Ballena                250,878                 -             -
       Reclassification adjustment to foreign currency translation
            for sale of subsidiary                                                    -            (1,230)            -
       Net loss for the year ended June 30, 1998                             (3,699,207)                -             -
--------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1998                                                    $(8,424,820)          $     -          $(60)

       Issuance of common stock for services                                          -                 -             -
       Issuance of common stock                                                       -                 -             -
       Payments on subscription receivable                                            -                 -             -
       Net loss for the year ended June 30, 1999                               (956,736)                -             -
--------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1999                                                     (9,381,556)                           $(60)
==========================================================================================================================
                                                                                                       TOTAL
                                                                                 STOCK              STOCKHOLDERS'
                                                                              SUBSCRIPTION              EQUITY
DESCRIPTION                                                                    RECEIVABLE       (DEFICIENCY IN ASSETS)
----------------------------------------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 1997 (RESTATED)                                            (411,230)                 2,355,052
       Reverse stock split                                                            -                          -
       Issuance of common stock for services                                          -                      5,000
       Issuance of common stock                                              (1,015,269)                         -
       Payments on subscription receivable                                    1,012,343                  1,012,343
       Common stock held in escrow related to litigation                              -                         30
       Decrease in deficit from disposal of Casino Bahia Ballena                      -                    250,878
       Reclassification adjustment to foreign currency translation
            for sale of subsidiary                                                    -                     (1,230)
       Net loss for the year ended June 30, 1998                                      -                 (3,699,207)
---------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1998                                                     $ (414,156)                $  (77,134)

       Issuance of common stock for services                                          -                    450,000
       Issuance of common stock                                                       -                     25,000
       Payments on subscription receivable                                       50,000                     50,000
       Accrued interest on subscription receivable                              (71,415)                   (71,415)
       Allowance of stock subscriptions receivable                              435,571                    435,571
       Net loss for the year ended June 30, 1999                                      -                   (956,736)
---------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1999                                                              0                   (144,714)      -
=====================================================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

IRT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                           FOR THE YEARS ENDED JUNE 30,
                                                                             1999              1998
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                               $(956,736)      $(3,699,207)
     Adjustments to reconcile net loss to net cash provided
        (used) by operating activities:
         Amortization                                                               -           121,478
         Depreciation                                                               -            32,859
         Accrued interest on stock subscription receivable                    (71,415)                -
         Common stock issued for services                                     450,000             5,000
         Bad Debts                                                            435,571                 -
         Foreign currency translation                                               -            71,530
         Asset impairment loss                                                      -           852,714
         Loss on sale of discontinued operations                                    -           746,117
         Loss on abandonment of floating casino license                             -           652,361
         (Increase) decrease in assets:
             Net current assets of discontinued operations                     57,821           237,056
         Increase (decrease) in liabilities:
              Accounts payable                                                (24,323)            2,838
              Accrued liabilities                                                   -           (31,098)
              Net current liabilities of discontinued operations              (34,913)            5,795
--------------------------------------------------------------------------------------------------------
            NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                 (143,995)       (1,002,557)
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Receipts
     Proceeds from issuance of common stock                                    25,000                 -
     Loan from related party                                                   60,000                 -
     Due from Others                                                            1,000                 -
     Payments on subscription receivable                                       50,000         1,012,343
--------------------------------------------------------------------------------------------------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                          136,000         1,012,343
--------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                                (7,995)             9,786

CASH AND CASH EQUIVALENTS  AT BEGINNING OF YEAR                                 9,899               113
--------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $     1,904       $     9,899
========================================================================================================
SUPPLEMENTAL DISCLOSURES:
     Common stock issued for services rendered                            $   450,000       $     5,000
     Common stock issued for subscription receivable                      $                 $ 1,015,269
     Interest received                                                    $                 $
     Interest paid                                                        $                 $
     Income taxes paid                                                    $                 $


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              IRT INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

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

         During the fiscal year ended June 30, 1996, IRT acquired a casino interest and licenses in San Jose, Costa Rica, including a facility leased by a recently formed wholly-owned subsidiary, Juegos Ruro, S.A. (Juegos). Additionally, IRT acquired, by agreements in September 1996, another operating casino, the Casino Bahia Ballena, located in a "Five Star" beach hotel on the west coast of Costa Rica, through its wholly-owned subsidiaries Casino Bahia Ballena, S.A. (Ballena) and Inmobiliaria la J Tres S.R.L. (Inmobiliaria), both of which were sold in April 1998.

         In September 1996, IRT filed an application to list the Company's common stock for trading on the Philadelphia Stock Exchange, which application was subsequently accepted in early 1997. The Company's common stock was subsequently delisted on February 4, 1999.

         In April 1998, IRT decided to discontinue its entire casino operations and in February 1999 sold Juegos Ruro, S.A., its last casino operation (See Note 2).

         BASIS OF PRESENTATION
         The consolidated financial statements include the accounts of IRT Industries, Inc. and its wholly-owned foreign subsidiaries, Juegos Ruro, S.A., Casino Bahia Ballena, S.A. and Inmobiliaria la J Tres S.R.L. All significant intercompany accounts and transactions of IRT and subsidiaries have been eliminated in consolidation. IRT disposed of its interest in Ballena in April 1998, and also decided to discontinue the operations of Juegos, which was subsequently sold in 1999. Accordingly, the casino operations are classified under the heading of "Discontinued Operations," in the consolidated statements of loss.

         CASH AND CASH EQUIVALENTS
         For purposes of the statements of cash flows, IRT considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

         CONCENTRATION OF CREDIT RISK
         As of June 30, 1999 and 1998, IRT had outstanding stock subscriptions receivable, which are secured by IRT's common stock and are non-interest bearing. The carrying value of these receivables was reduced to estimated fair market value by imputing interest and in 1999, an allowance for uncollectibility(See Note 3).

         PROPERTY AND EQUIPMENT
         Property and equipment, consisting of furnishings and casino equipment used in its casino operations, was stated at cost, less accumulated depreciation, while equipment not yet placed in service was carried at cost. Depreciation was begun when the assets were placed in service and computed using the straight-line method over the estimated useful lives of the assets, which ranged from five to ten years. Property and equipment used in IRT's casino operations is classified in "net current assets of discontinued operations."

         Depreciation and amortization expense was $0 and $32,859 for June 30, 1999 and 1998, respectively and is classified in "loss from operations of discontinued subsidiaries."

         LICENSES AND LEASEHOLD  INTERESTS AND AMORTIZATION
         The amounts expended in connection with the acquisition of the Juegos casino gaming license and leasehold interests had been capitalized and amortized over the term of the lease, including the first lease option extension period, for a total of 150 months. Operating casino and leasehold interests had been capitalized and amortized over the initial term of the lease and the first expected extension period, for a total of 150 months. These assets are reflected in the balance sheets as "net current assets of discontinued operations".

         The amounts expended in connection with the acquisition of the Ballena casino gaming license and leasehold interests were capitalized and amortized over the term of the lease, including subsequent expected option extension periods, for a total of 130 months. Operating casino and leasehold interests were capitalized and amortized over the initial term of the lease and subsequent expected extension periods, for a total of 130 months. During the prior year, any unamortized amounts were charged to expense in connection with the sale of Ballena, and classified as "loss on disposal of discontinued subsidiary."

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

         INCOME TAXES
         Income  taxes  are  computed  under  the  provisions  of the  Financial
         Accounting Standards Board (FASB) Statement 109 No. (SFAS 109), Accounting for Income Taxes. SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the difference in events that have been recognized in IRT's financial statements compared to the tax returns.

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

         FOREIGN CURRENCY CONVERSION
         The functional currency of the wholly-owned subsidiaries located in Costa Rica is the colon (/cents/) and their account balances have been translated in accordance with SFAS No. 52, "Foreign Currency Translation." Assets and liabilities have been translated at exchange rates as of the end of the year. The income statements at June 30, 1999 and 1998, were converted to U.S. dollars based on the average monthly exchange rate.

         The gain  resulting from the  translation  of foreign  currency for the
         year  ended  June  30,  1999  and  1998,   was  $38,464  and   $71,530,
         respectively. This gain is included in the consolidated statements of loss in determining the loss on disposal of discontinued subsidiary.

         RECLASSIFICATION AND RESTATEMENT
         Certain prior year amounts have been reclassified to conform to the current year's presentation and Casino operations have been reflected as discontinued operations.

NOTE 2.  CASINO AND DISCONTINUED OPERATIONS

         DISCONTINUED OPERATIONS
         On April 29, 1998, IRT entered into an agreement to sell the business and all assets and properties related to the operations of its subsidiary, Casino Bahia Ballena, S.A. Accordingly, the results of Ballena as well as the loss on the sale of its assets have been reported separately as discontinued operations in the accompanying statements, including restatement of the previous year. Net revenues for Ballena for the year ended June 30, 1998, were approximately $121,000.

         In February 1999, IRT entered into an agreement to sell the business and all assets and properties related to the operations of its subsidiary, Juegos Ruro, S.A. for a price of $81,906. A total of $64,406 was used to pay IRT's debts and liabilities and $17,500 was made payable to IRT Industries, Inc. Accordingly, the results of Juegos are reported separately as "Loss from operations of discontinued operations."

         Net revenues for Juegos for the years ended June 30, 1999 and 1998, were approximately $37,816 and $94,500, respectively. Net assets of Juegos (excluding intercompany balances) as of June 30, 1998, consisted of the following:

         Assets:

         Cash                                         $      7,509
         Accounts receivable                                 1,046
         Prepaid expenses                                   28,000
         Property and equipment, net                         2,595
         Due from others                                     3,313
         Casino license, net                                14,705

         Other assets                                          653
                                                      ------------
         Total assets                                       57,821
                                                      ------------
         Liabilities:
         Accounts payable                                   17,522
         Due to others                                       2,424
         Accrued liabilities                                14,967
                                                      ------------
         Total liabilities                                  34,913
                                                      ------------
         Net assets                                   $     22,908
                                                      ============.

         AMORTIZATION OF CASINO LICENSES AND INTERESTS

         For the years ended June 30, 1999 and 1998, amortization related to the acquisition of the floating gaming casino license was $0, and $29,750, respectively, while the amortization for the operating casinos' gaming licenses were $0, and $91,728, respectively.

         ASSET IMPAIRMENT LOSS
         In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" IRT recorded an impairment loss on the long-lived assets of the Juegos casino. The trend in cosmopolitan San Jose is for professional gamblers to visit smaller casinos, in the expectation of winning substantial funds before being excused from gaming. As a result, the first year's revenues indicated that the undiscounted future revenue from this business would be less than the carrying value of the long-lived assets related to that business (principally the equipment and intangibles of the Casino License and Interest). Accordingly, on June 30, 1997, IRT recognized an impairment loss of approximately $409,000 and another $852,714 for the year ended June 30, 1998. The loss recognized on June 30, 1997, is the difference between the carrying value of the Juegos Casino License and Interest and the fair value of this asset based on a multiple of future net revenues. The loss recognized on June 30, 1998, is based on the amount recognized from the subsequent sale of the casino in 1999 and is reflected in the consolidated statement of loss as "Provision for loss on future disposal of discontinued subsidiary".

NOTE 3.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107. The fair value amounts have been determined based on available market information and appropriate valuation methodology. The carrying amounts and estimated fair values of IRT's financial assets and liabilities approximate fair value due to the short maturity of the instruments. The fair value of the stock subscriptions receivable are estimated based on an annual interest rate of 18% and the anticipated dates of payment and have been reduced accordingly. Fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment; therefore, fair value cannot be determined with precision.

NOTE 4.  RELATED PARTY TRANSACTIONS

         During the year ended June 30, 1999 and 1998, various legal fees of approximately $40,400 and $133,409, respectively, were charged to the Company by its United States legal counsel, a professional association whose principal shareholder is also a principal shareholder and was President and Board of Directors Member of IRT. The outstanding balance as of June 30, 1998, was $30,504, and is included in accounts payable.

NOTE 5.  MANAGEMENT CHANGES

          In September, 1998, the President of IRT resigned and in November, 1998, IRT confirmed the resignations of the then directors, Mr. Ross John and Mr. Ronnie D'Gallo, who then appointed as the new Board to serve as sole Director, Arnold J. Wrobel. Mr. Wrobel also became the President, Secretary and Treasurer.

NOTE 6.  STOCKHOLDERS' EQUITY

         COMMON STOCK
         IRT has authorized 100,000,000 shares of common stock with a par value of $.0001 per share. At June 30, 1999, and June 30, 1998, 8,450,331 shares and 6,600,331 shares, respectively, were issued and outstanding. IRT has no other authorized or outstanding securities of any class.

         SALE OF COMMON STOCK
         On August 15, 1997, IRT sold 4,000,000 shares of its common stock for a total of $400,000, 2,000,000 shares to two corporations, which companies already held a substantial controlling interest in the Company. Corporacion de Inversiones, R&G, S.A. and Corporacion de Inversiones, K&Z, S.A., consummated the purchase by signing promissory notes, collateralized by the shares to be held in escrow. The notes are each to be paid in monthly installments of at least $10,000 each, and do not provide for the payment of interest.

         On October 13, 1997, the same two entities purchased an additional 4,000,000 shares of IRT's common stock for a total of $400,000. A promissory note was signed, to be paid in monthly installments of at least $10,000 each, and does not provide for the payment of interest.

         REVERSE STOCK SPLIT
         During the first fiscal quarter of IRT's 1998 fiscal year, the common stock of IRT experienced a significant decline in the trading per share price. In addition to the detrimental effect the lower trading price had to the shareholders, it diminished the Company's ability to make acquisitions using IRT's common stock. Further, IRT received a warning from the Philadelphia Stock Exchange that, were the stock price to remain low, IRT would be brought before a committee for evaluation, which could result in material adverse consequences as to the listing of the stock.

         As a result of the above, effective on September 17, 1997, except for the 4,000,000 shares of common stock sold on October 13, 1997, as described above, IRT reverse split its common stock at a ratio of one new share for each ten old shares issued and outstanding.

         STOCK  ISSUED FOR  SERVICES
         On September 24, 1997, IRT issued 40,000 shares of common stock pursuant to a consulting agreement with C. Daniel Consulting, Inc. These shares have been recorded using the average quote between the bid and asked price of the shares on the date shares were issued.

         On July 24, 1998, IRT authorized to be issued to various consultants 1,500,000 shares of the common stock of IRT for services pursuant to a registration statement on Form S-8 filed on August 14, 1998. The parties agreed that the value of each share was $.30.

         STOCK SUBSCRIPTIONS RECEIVABLE

         On March 14, 1996, IRT issued 4,000,000 shares of common stock to two separate individuals under Stock Subscription Agreements, for an aggregate purchase price of $1,500,000. Promissory notes, in the amount of $750,000 each, were executed by each of these individuals. On June 4, 1996, the notes were assigned to a third party corporation and the repayment terms were fixed to provide for minimum monthly payments of $75,000, without interest until the end of April 1997, at which time any notes with any remaining balance would be due. At June 30, 1999, the $435,571 still due was deemed uncollectible.

         Interest in the amount of $228,674 had been imputed on this receivable based on an annual percentage rate of 18%, and reflected in the financial statements as a reduction in the value of the receivable. Consequently, interest of $169,206 was considered earned during the year ended June 30, 1998.

         On August 15, 1997 and on October 13, 1997, IRT issued 4,000,000 shares of common stock to Corporacion de Inversiones, R&G, S.A. and Corporacion de Inversiones, K&Z, S.A. under Stock Subscription Agreements, for an aggregate purchase price of $800,000. Four separate promissory notes, for $200,000 each, were executed by each of these entities. The due date of the remaining subscription receivable was verbally extended.

NOTE 7.  INCOME TAXES

         IRT and its subsidiaries do not file consolidated income tax returns. IRT files its income tax return using the cash method of accounting wherein revenue is recognized when received and expenses are deducted when paid effectively eliminating all prepaid expenses, accounts payable and accrued expenses from the determination of taxable income or loss. For the years ended June 30, 1999 and 1998, IRT generated for U.S. income tax purposes a net operating loss of approximately $4,228,000 and $3,706,900, respectively. These loss carryforwards expire in the years 2018 and 2012, respectively.

         IRT had a net operating loss carryforward of approximately $634,000 as of June 30, 1995. However, as of March 1, 1996, and subsequently, there were ownership changes in IRT as defined in Section 382 of the Internal Revenue Code. Because of these changes, the Company's ability to utilize net operating losses and capital losses available before the ownership change is restricted to a total of approximately $43,860 per year (approximately 7.31% of the market value of IRT at the time of the ownership change). Therefore, substantial net operating loss carryforwards will, in all likelihood, be eliminated in future years due to the change in ownership. The utilization of the remaining carryforwards is dependent on the Company's ability to generate sufficient taxable income during the carryforward periods and no further significant changes in ownership.

         IRT computes deferred income taxes under the provisions of Statement of Financial Accounting Standards No. 109, which requires the use of an asset and liability method of accounting for income taxes. Statement No. 109 provides for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that a portion of the deferred income tax benefits will not be realized. It is Management's opinion that the entire deferred tax benefit of approximately $2,684,000 at June 30, 1999 and $1,112,000 may not be recognized in future years, considering anticipated ownership changes and income possibilities. Therefore, a valuation allowance equal to the deferred tax benefit has been established, resulting in no deferred tax benefits as of the balance sheet dates.

         Rent expense for the years ended June 30, 1999 and 1998, was $61,518 and $232,133, and is included under discontinued operations.

         LITIGATION

         In November 1994, Morton I. Singerman obtained an amended final judgment against IRT. The judgment was issued for against the defendants including the Company's predecessor Triumph Financial Corp. and Triumph Capital, Inc. which, with interest, is approximately $ 30,000. The Company believes a portion of this sum has been paid to the plaintiff and that the outstanding mount is less than $25,000. IRT has provided for a liability of $17,500 which is reflected in the balance sheet as accounts payable.

         In March 1997, IRT filed a complaint against International Corporation, K&Z, S.A. and others. In the complaint, IRT alleged that the defendants had breached an agreement to sell a license to operate a casino in San Jose, Costa Rica. As consideration for the license, the defendants issued a promissory note in the amount of $ 595,000 while simultaneously purchasing 2,400,000 shares of IRT's common stock. As security for the validity of the license, the defendants pledged a certain number of shares of the Company's common stock and agreed not to transfer the shares until the validity of the license could be confirmed. However, one of the co-defendants attempted to transfer his shares. IRT then placed a stop-transfer order on the defendant's shares. The co- defendant subsequently filed a counterclaim against IRT alleging that it had improperly caused a stop-transfer order to be placed on his shares of IRT's common stock, as is seeking damages in excess of $300,000. IRT believes that the counter-claim has no merit. However, if the counterclaim were to be adjudicated against IRT, outcome could have a material adverse effect on the Company's liquidity, financial position or results of operations.

         In January 1998, Jose Humberto Brenes filed a complaint against IRT. In the complaint, the plaintiff alleged that IRT defaulted on its obligation to make payments due under a guarantee. The plaintiff seeks damages of approximately $ 119,000. Although the plaintiff voluntarily dismissed the action on or about November 4, 1998, the plaintiff has indicated that he intends to refile the action against IRT and to seek to collect the alleged damages unless the parties can reach a settlement. The Company intends to investigate the underlying facts of the plaintiff's complaint. However, if the action were re-filed and the complaint were to be adjudicated against IRT, the outcome could have a material adverse affect on the Company's liquidity, financial position or results of operations.

         In November 1998, Mr. Brenes-Jenkins, as a shareholder of and on behalf of IRT, filed a complaint against Richard R. Rossi, the then President and Director of the Company had breached his fiduciary duty by causing IRT to enter into certain stock purchase transactions with entities controlled by him resulting in losses to IRT. The complaint alleged damages of $550,000. In April 1999, the Court granted the plaintiff's motion for a final default judgment in favor of IRT and ordered the Mr. Rossi to pay damages in the amount of $ 695,712 (including a principal sum of $ 550,000, plus prejudgment interest in the amount of $ 145,712). While the Company is attempting to collect its judgment, an allowance in the full amount of the award has been established as there is no assurance that IRT will be able to collect the damages awarded.

         In November 1998, IRT voluntarily entered into a Consent to Entry of Judgment of Permanent Injunction and Other Relief with the Securities and Exchange Commission ("SEC") File No. A- 1605, pursuant to which the SEC has the right to present to the United States District Court, Southern District of Florida (Miami Division) a Final Judgment without further notice to IRT. The proposed Final Judgment restrains and enjoins IRT from committing fraud in violation of Section 17(a) of the Securities Act of 1933, as amended and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10B-5 thereunder. In the event IRT fails to comply with the terms of the Final Judgment, the SEC will be able to petition the Court to assess civil penalties against the Company. If civil penalties were assessed against the Company, such sums, if any, could have a material adverse effect on the Company's liquidity, financial position and results of operations.

         In February 10, 1999, Oscar Hamod filed a complaint against IRT and others alleging the defendants made various misrepresentations and fraudulent statements to him thereby inducing him to purchase shares of IRT's common stock at a cost of approximately $100,000 which shares subsequently decreased in value. The complaint seeks to rescind the sale of the common stock or alternatively, damages of up to $ 100,000. IRT believes that the complaint has no merit and intends to vigorously defend the action. However, if the action were to be adjudicated against IRT, the outcome could have a material adverse effect on the Company's liquidity, financial position and results of operations.

         CONSULTING AGREEMENTS
         From time-to-time, IRT engages, retains and dismisses various consultants. The consultants provide various services including assisting with shareholder relations, responding to inquiries, short and long-term strategic planning, marketing IRT to the investment community and identification and negotiation of potential acquisitions.

         C. DANIEL CONSULTING, INC.

         On December 1, 1996, IRT entered into a consulting agreement (Agreement) with C. Daniel Consulting, Inc., (Daniel), a Florida corporation, which is a company engaged in the business of, among other things, providing financial consulting, promotion and investment banking services. The initial term is for one (1) year commencing on December 1, 1996, and will automatically renew for successive one-year terms. Either party may terminate this Agreement upon at least thirty day's prior written notice. Daniel will receive $15,000 per month as a base rate. If Daniel materially assists IRT with certain services as outlined in the Agreement, IRT agreed to pay Daniel additional compensation above the base rate, in either cash or stock as agreed by both parties in the future. IRT paid C. Daniel Consulting, Inc. $270,000 plus issued 40,000 shares of common stock, and $289,800 for their services for the year ended June 30, 1998, respectively. (See
         Note 6).

         OFFICE FACILITIES AND STAFFING
         IRT was also charged at least $5,000 per month under an informal office services arrangement. Consequently, IRT was supplied with various services, products and benefits including an office suite, conference room, receptionist area, storage facilities, photocopying, faxing, computers, office supplies and personnel, including a secretary and receptionist.

         YEAR 2000 ISSUES The year 2000 issue results from certain computer systems and software applications that use only two digits (rather than four) to define the applicable year. As a result, such systems and applications may recognize a date of "00" as 1900 instead of the intended year 2000, which could result in data miscalculations and software failures. The Company does not own any computer systems as of year-end and does not have any key suppliers. Thus, the Year 2000 issue should not have a material impact on IRT's financial position or results of operations. Future business endeavors are expected to address any Year 2000 issues.

NOTE 9.  MANAGEMENT'S PLANS

         IRT's financial statements for the year ended June 30, 1999, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. IRT has suffered recurring losses, consequently there is an accumulated deficit at June 30, 1999.

         IRT also experienced difficulties in paying its creditors timely, mostly legal and professionals, according to their terms, and certain bills were past due. These factors raise doubt about the Company's ability to continue as a going concern without achieving profitable operations or an infusion of capital or additional financing. The financial statements do not include any adjustments that might be necessary should IRT be unable to continue as a going concern.

         Management recognizes that IRT must generate additional resources in order to continue. Management's plans include changing its focus to domestic opportunities in the Internet area or other business area. IRT intends to actively pursue a business combination through a merger or acquisition. (see Note 10).

         In connection, with IRT changing its focus to domestic opportunities in the Internet area, or other business area, IRT discontinued all of its casino operations. In February 1999, IRT sold the business and all assets and properties related to the operations of its subsidiary, Juegos Ruro, S.A.

NOTE 10. SUBSEQUENT EVENTS

         On July 29, 1999, IRT granted consultants a total of 1,650,000 shares of its common stock as compensation for consultation services which were rendered on its behalf.

         As a result of the closing of the agreement discussed below, IRT now holds licensing rights for software distribution/marketing of artificial intelligence software licensed by Commerce Capital Group, LLC. IRT will be using advanced technology to deliver web-based financial planning services. Cisco Systems routing and wide area networking (WAN) equipment and MCI WorldCom Internet backbone are incorporated into the technology. IRT expects that this e-commerce network will enable established brokerage firms, certified public accountants, financial planners, attorneys and other financial intermediaries to provide value-added on-line products and services to their clients.

         The new direction of IRT is the result of an agreement entered into on August 2, 1999 between IRT, as licensee and Commerce Capital Group L.L.C., a South Carolina limited liability company ("CCG") pursuant to which IRT has the right to market and sell CCG's proprietary technology and software in a defined territory (the "License").

         CCG is the holder of certain proprietary technology and software, for estate and financial planning, which will permit professionals, and others, to access forms, assistance and other pertinent information, on-line, through the Internet. CCG is in the process of establishing an Internet access site for users. CCG represented to IRT that over ten years and hundreds of thousands of dollars were expended in creating the software, content, trial testing, marketing, etc., and, the parties agreed that the market demand for the products is projected to produce revenues in the millions of dollars.

         Pursuant to the License, IRT received an initial territory of the State of Florida, and representations from CCG to bring persons with substantial backgrounds and talents to the management of IRT, together with cooperation, training, and aid in obtaining financial assistance from CCG to build and implement its business model in the subject business area. CCG received, as initial consideration, twenty one million shares of restricted common stock, as such term is defined under Rule 144 promulgated under the Securities Act of 1933, as amended, and established the terms for future territories.

         In conjunction with the closing of the subject transaction, the following occurred:

         1. The corporate headquarters of IRT was changed to Charlotte, North Carolina. IRT signed a two year lease for these facilities.

         2. The then sole Director and officer of IRT appointed  replacements to
         vacant  seats,  and  resigned  with  the  following   persons  holding,
         currently, the following positions:

         Name                    Title
         ----                    -----

         Laurence F. Spears      Chairman of the Board
         Dale K. Chapman         President, Secretary, Treasurer and Director
         Eric F. Heintschel      Director

         Gary N. Dixon, Sr., initially, following the closing, acted as Director and Chairman, and was replaced by Mr. Spears. Mr. Spears resigned as Chairman of the Board on October 11, 1999. Mr. Dixon serves on a newly established Advisory Committee for IRT.

         3. Immediately following the closing, IRT established various plans to compensate persons for services to it, including an incentive stock option plan for non-employee directors. The plan relating to Directors provides that each Director will receive the following: (a) an option to purchase up to 100,000 shares of IRT's common stock at an exercise price of $.0001 per share which option is exercisable one year after the date the director is appointed and expires one year thereafter; (b) an option to purchase up to 100,000 shares of IRT's common stock at an exercise price of $.50 per share, which option is exercisable on the third anniversary of the date the director is appointed and expires one year thereafter; provided, however, the director must serve a minimum three year term; and provided, further, IRT is then profitable and meets certain financial criteria; and (c) an option to purchase up to 100,000 shares of IRT's common stock at an exercise price of $.50 per share which option is not exercisable unless the common stock's per share trading price equal $25 or more for twenty consecutive business days and once exercisable will vest immediately on such date and expire one year from such date, and provided that the director serve a three year minimum term.