Form 10KSB/A
period 1999-06-30
IRT INDUSTRIES INC
filed 1999-10-14
CIK 806030

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A

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

         This amendment to the Annual Report on Form 10-KSB (the "Report") for the fiscal year ended June 30, 1999 is filed to include revisions to Item 1 (Description of Business), Item 6 (Management's Discussion and Analysis or Plan of Operations), Item 7 (Financial Statements) and Item 12 (Certain Relationships and Related Transactions) of the Report.

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

        In March 1996, the Company's management and business strategy changed as a result of the sale of the majority of its outstanding shares of common stock. The Company sought to acquire interests in casinos throughout Latin America. During 1996 the Company acquired interests and operating licenses in two casinos in Costa Rica. These included a facility leased by a wholly-owned subsidiary, Juegos Ruro, S.A. ("Juegos") and the Casino Bahia Ballena through the Company's wholly-owned subsidiaries Casino Bahia Ballena, S.A. ("Ballena") and

Inmobiliaria la J Tres S.R.L. ("Inmobiliaria"). The Casino Amon, which was acquired in July 1996, was located in the "five star" Hotel Amon Park Plaza in San Jose, Costa Rica. The Casino Bahia Ballena was located in the "five star" Hotel Playa Tambor situated on the Puntarenas coast in Costa Rica.

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

RESULTS OF OPERATIONS

Year Ended June 30, 1999 Compared to Year Ended June 30, 1998

        Net Revenues for both years for the parent company remained at zero. Revenues collected during both periods was credited to the subsidiaries that generated the revenues. When consolidated for the Company's financial reporting, these revenues were offset by the substantial losses posted due to discontinued casino operations.

         Expenses before bad debts for the year ended June 30, 1999 decreased by 46.7%. This decrease is the direct result of the Company enacting plans to cease its casino operations. Taken in total, the Company casino operations were only functioning for roughly half the year. The Company's need for consultants and professional and administrative services was thus cut in half. The change in management which occurred in September 1998, also served to decrease administrative expenses. The bad debts resulted from a charge-off of a subscription receivable deemed uncollectible.

         Other Income for the year ended June 30, 1999 decreased by 34%. This decrease is due to a $22,500 litigation settlement expense which was incurred during the year. Actual interest income increased by 13.4%; however this increase was mitigated by the aforementioned settlement expense, combined with litigation settlement income posted in the previous year.

         Losses posted due to Continuing Operations for the year ended June 30, 1999 decreased by 1%. Just like expenses, the primary reason for this decrease was the closing of the Company's casino operations offset by the bad debts.

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

         Net Loss Per Share (Primary and Fully-Diluted) reflects the same trend detailed above. Loss per share decreased by 86% in the year ended June 30, 1999. This decrease is primarily due to the 1998 write-offs and provisions for discontinued operations, however the percentage was also influenced by a 92% increase in the number of shares outstanding. Had the number of shares outstanding remained constant, the loss per share would still have decreased by 74%.

Liquidity and Capital Resources

         As of June 30, 1999, cash and cash equivalents were $1,904 as compared with $9,899 at June 30, 1998. The decrease is due primarily to the period of time during  which the Company  has  operated  without  operating  revenue.  The
Company  reported  losses  for the year ended  June 30,  1999 of $ 956,736.  The
Company will continue to incur operating losses until it launches its Internet-based estate planning business and realizes revenues. The Company had a working capital deficit of $ (144,714) at June 30, 1999 as compared to $(77,134) at June 30, 1998, an increase of 88%.

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

         The Board of Directors has formed an advisory committee to advise the Company's management on matters including, but not limited to, Internet and systems technology and estate planning law. The Advisory Committee currently has one member, Gary N. Dixon, Sr. who resigned as Chairman of the Board and director effective as of August 2, 1999. Mr. Dixon currently works as Client Services Director for Oracle Consulting Services. The Company expects to expand the number of members of the Advisory Committee. The Board of Directors has also formed a focus committee composed of Mr. Chapman and Mr. Heintschel. The Focus Committee's primary goal is to seek qualified candidates for appointment as officers and directors of the Company. The Audit Committee was inactive and has been disbanded. However, the Board of Directors intends to re-form the Audit Committee and resume its operations once the Company achieves revenues.

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

         On August 2, 1999, the Company consummated a licensing arrangement with CCG to license CCG's proprietary "Personal Estate Plan(TM)" which allows professional and individual users to conduct estate planning and financial planning through use of the Internet. The Company paid CCG a license fee of 21 million shares of the Company's unregistered common stock. After the transaction, CCG became the owner of more than five percent of the Company's common stock.

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


Date:  October 14, 1999

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

Signature                           Title                         Date
---------                           -----                         ----

  /s/ Dale K. Chapman
______________________      President, Chief Executive        October 14, 1999
Name: Dale K. Chapman       Officer, Secretary, Treasurer,
                            Director


  /s/ Eric F. Heintschel
_________________________   Director                          October 14, 1999
Name: Eric F. Heintschel

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

As discussed in Note 4 to the financial statements, the Company has had numerous significant transactions with businesses, which may be controlled by, and with people who were related to, former officers, and directors of the Company. As further discussed in Note 8, fraud was alleged in the initial purchase of the foreign subsidiaries or affiliates, and the Company was granted a final default judgment against its former president to compensate for certain losses resulting from the purchase and disposition of those subsidiaries or affiliates. We were unable to obtain additional financial data supporting the Company's investment in these foreign subsidiaries and affiliates and, without adequate valuation information, were unable to determine the components of those subsidiaries' losses from discontinued operations stated in total at $34,908 and $2,768,152 at June 30, 1999 and 1998, respectively; nor were we able to satisfy ourselves as to any discrepancies in the initial carrying values of the investment in the foreign subsidiaries or affiliates by other auditing procedures.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to examine further evidence regarding the original investment in foreign subsidiaries or affiliates and components of their earnings reported as "Loss from Discontinued Operations," the consolidated financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of IRT Industries, Inc. and subsidiaries at June 30, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

                                                 /s/ Dohan and Company, P.A.
                                                 Certified Public Accountants

Miami, Florida
October 12, 1999

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
================================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

IRT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS
                                                                                        FOR THE YEARS ENDED JUNE 30,
                                                                                          1999              1998
--------------------------------------------------------------------------------------------------------------------
EXPENSES
     Consulting, professional and administrative fees                                    512,745           959,912
     Bad debts                                                                           435,571                 -
     Amortization                                                                              -            29,750
     General and administrative                                                            8,199            10,865
     Travel and entertainment                                                             14,228             4,621
--------------------------------------------------------------------------------------------------------------------
         TOTAL EXPENSES                                                                  970,743         1,005,148
--------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)
     Interest income                                                                      71,415            62,995
     Litigation settlement income (expense)                                              (22,500)           11,098
--------------------------------------------------------------------------------------------------------------------
         TOTAL OTHER INCOME, NET                                                          48,915            74,093
--------------------------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX BENEFITS                              (921,828)         (931,055)

INCOME TAX (BENEFITS)                                                                          -                 -
--------------------------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS, NET OF INCOME TAX BENEFITS                             (921,828)         (931,055)
--------------------------------------------------------------------------------------------------------------------
DISCONTINUED OPERATIONS
     Loss from operations of discontinued subsidiaries                                  (116,676)         (383,066)
     Loss on abandonment of floating casino license                                            -          (652,361)
     Provision for loss on future disposal of discontinued subsidiary                          -          (852,714)
     Gain (Loss) on disposal of discontinued subsidiary                                   81,768          (880,011)
     Income tax benefits                                                                       -                -
--------------------------------------------------------------------------------------------------------------------
LOSS ON DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFITS                              (34,908)       (2,768,152)
--------------------------------------------------------------------------------------------------------------------

NET LOSS                                                                               $(956,736)      $(3,699,207)
====================================================================================================================

PRIMARY AND FULLY-DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                          8,081,290         4,210,084

BASIC NET LOSS PER SHARE, PRIMARY AND FULLY-DILUTED FROM CONTINUING OPERATIONS       $     (0.11)      $     (0.22)
BASIC NET LOSS PER SHARE, PRIMARY AND FULLY-DILUTED FROM DISCONTINUED OPERATIONS     $     (0.01)      $     (0.66)
--------------------------------------------------------------------------------------------------------------------
BASIC NET LOSS PER SHARE, PRIMARY AND FULLY-DILUTED                                  $     (0.12)      $     (0.88)
====================================================================================================================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

IRT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)



                                                                              NUMBER          COMMON        ADDITIONAL
                                                                                OF            STOCK           PAID-IN
DESCRIPTION                                                                   SHARES          AMOUNT          CAPITAL
----------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1997 (RESTATED)                                          1,002,328           100        7,741,503
       Reverse stock split                                                  (3,841,997)         (384)             384
       Issuance of common stock for services                                    40,000             4            4,996
       Issuance of common stock                                              9,100,000           910        1,014,359
       Payments on subscription receivable                                           -             -                -
       Common stock held in escrow related to litigation                       300,000            30                -
       Decrease in deficit from disposal of Casino Bahia Ballena                     -             -                -
       Reclassification adjustment to foreign currency translation
            for sale of subsidiary                                                   -             -                -
       Net loss for the year ended June 30, 1998                                     -             -                -
----------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1998                                                     6,600,331         $ 660       $8,761,242

       Issuance of common stock for services                                 1,500,000           150          449,850
       Issuance of common stock                                                350,000            35           24,965
       Payments on subscription receivable                                           -             -                -
       Net loss for the year ended June 30, 1999                                     -             -                -
----------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1999                                                     8,450,331         $ 845       $9,236,057
======================================================================================================================


                                                                                                    FOREIGN
                                                                                                    CURRENCY      TREASURY
DESCRIPTION                                                                     DEFICIT           TRANSLATION      STOCK
--------------------------------------------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 1997 (RESTATED)                                         $(4,976,491)           $ 1,230         $(60)
       Reverse stock split                                                            -                 -             -
       Issuance of common stock for services                                          -                 -             -
       Issuance of common stock
       Payments on subscription receivable                                            -                 -             -
       Common stock held in escrow related to litigation
       Decrease in deficit from disposal of Casino Bahia Ballena                250,878                 -             -
       Reclassification adjustment to foreign currency translation
            for sale of subsidiary                                                    -            (1,230)            -
       Net loss for the year ended June 30, 1998                             (3,699,207)                -             -
--------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1998                                                    $(8,424,820)          $     -          $(60)

       Issuance of common stock for services                                          -                 -             -
       Issuance of common stock                                                       -                 -             -
       Payments on subscription receivable                                            -                 -             -
       Net loss for the year ended June 30, 1999                               (956,736)                -             -
--------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1999                                                     (9,381,556)                           $(60)
==========================================================================================================================
                                                                                                       TOTAL
                                                                                 STOCK              STOCKHOLDERS'
                                                                              SUBSCRIPTION              EQUITY
DESCRIPTION                                                                    RECEIVABLE       (DEFICIENCY IN ASSETS)
----------------------------------------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 1997 (RESTATED)                                            (411,230)                 2,355,052
       Reverse stock split                                                            -                          -
       Issuance of common stock for services                                          -                      5,000
       Issuance of common stock                                              (1,015,269)                         -
       Payments on subscription receivable                                    1,012,343                  1,012,343
       Common stock held in escrow related to litigation                              -                         30
       Decrease in deficit from disposal of Casino Bahia Ballena                      -                    250,878
       Reclassification adjustment to foreign currency translation
            for sale of subsidiary                                                    -                     (1,230)
       Net loss for the year ended June 30, 1998                                      -                 (3,699,207)
---------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1998                                                     $ (414,156)                $  (77,134)

       Issuance of common stock for services                                          -                    450,000
       Issuance of common stock                                                       -                     25,000
       Payments on subscription receivable                                       50,000                     50,000
       Accrued interest on subscription receivable                              (71,415)                   (71,415)
       Allowance of stock subscriptions receivable                              435,571                    435,571
       Net loss for the year ended June 30, 1999                                      -                   (956,736)
---------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1999                                                              0                   (144,714)
=====================================================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

IRT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                           FOR THE YEARS ENDED JUNE 30,
                                                                             1999              1998
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                               $(956,736)      $(3,699,207)
     Adjustments to reconcile net loss to net cash provided
        (used) by operating activities:
         Amortization                                                               -           121,478
         Depreciation                                                               -            32,859
         Accrued interest on stock subscription receivable                    (71,415)                -
         Common stock issued for services                                     450,000             5,000
         Bad Debts                                                            435,571                 -
         Foreign currency translation                                               -            71,530
         Asset impairment loss                                                      -           852,714
         Loss on sale of discontinued operations                                    -           746,117
         Loss on abandonment of floating casino license                             -           652,361
         (Increase) decrease in assets:
             Net current assets of discontinued operations                     57,821           237,056
         Increase (decrease) in liabilities:
              Accounts payable                                                (24,323)            2,838
              Accrued liabilities                                                   -           (31,098)
              Net current liabilities of discontinued operations              (34,913)            5,795
--------------------------------------------------------------------------------------------------------
            NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                 (143,995)       (1,002,557)
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Receipts
     Proceeds from issuance of common stock                                    25,000                 -
     Loan from related party                                                   60,000                 -
     Due from Others                                                            1,000                 -
     Payments on subscription receivable                                       50,000         1,012,343
--------------------------------------------------------------------------------------------------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                          136,000         1,012,343
--------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                                (7,995)             9,786

CASH AND CASH EQUIVALENTS  AT BEGINNING OF YEAR                                 9,899               113
--------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $     1,904       $     9,899
========================================================================================================
SUPPLEMENTAL DISCLOSURES:
     Common stock issued for services rendered                            $   450,000       $     5,000
     Common stock issued for subscription receivable                      $         -       $ 1,015,269
     Interest received                                                    $         -       $         -
     Interest paid                                                        $         -       $         -
     Income taxes paid                                                    $         -       $         -


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

NOTE 4.  RELATED PARTY TRANSACTIONS

         During the year ended June 30, 1999 and 1998, various legal fees of approximately $40,400 and $133,409, respectively, were charged to the Company by its United States legal counsel, a professional association whose principal shareholder is also a principal shareholder and was President and Board of Directors Member of IRT. The outstanding balance as of June 30, 1998, was $30,504, and is included in accounts payable. (See Note 8).

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

         C. DANIEL CONSULTING, INC.

         On  December  1,  1996,  IRT  entered  into  a  consulting    agreement
         (Agreement) with C. Daniel Consulting, Inc., (Daniel), a Florida corporation, which is a company engaged in the business of, among other things, providing financial consulting, promotion and investment banking services. The initial term is for one (1) year commencing on December 1, 1996, and will automatically renew for successive one-year terms. Either party may terminate this Agreement upon at least thirty day's prior written notice. Daniel will receive $15,000 per month as a base rate. If Daniel materially assists IRT with certain services as outlined in the Agreement, IRT agreed to pay Daniel additional compensation above the base rate, in either cash or stock as agreed by both parties in the future. IRT paid C. Daniel Consulting, Inc. $270,000 plus issued 40,000 shares of common stock, and $289,800 for their services for the year ended June 30, 1998. (See Note 6).

NOTE 8.  COMMITMENTS AND CONTINGENCIES

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

         Pursuant to the License, IRT received an initial territory of the State of Florida, and representations from CCG to bring persons with substantial backgrounds and talents to the management of IRT, together with cooperation, training, and aid in obtaining financial assistance from CCG to build and implement its business model in the subject business area. CCG received, as initial consideration, twenty-one million shares of restricted common stock, as such term is defined under Rule 144 promulgated under the Securities Act of 1933, as amended, and established the terms for future territories.

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