Form 10QSB
period 1999-09-30
IRT INDUSTRIES INC
filed 1999-11-15
CIK 806030

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, .C. 20549

                                   FORM 10-QSB


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.


                           Commission File No. 1-12765

                              IRT INDUSTRIES, INC.

                 ----------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                      Florida                         59-2720096
          (State or Other Jurisdiction of            (IRS Employer
          Incorporation or Organization)           Identification No.)

         6230 Fairview Road, Suite 102, Charlotte, North Carolina 28210
                    (Address of Principal Executive Offices)

         Issuer's Telephone Number, Including Area Code: (704) 364-2066

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes |X|              No |_|

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 31,100,331 shares of common stock as of October 31, 1999.

         Transitional Small Business Disclosure Format (check one):

                       Yes |_|              No |X|

                              IRT INDUSTRIES, INC.

                                      INDEX


                                                                           PAGE
                                                                           ----

PART I. - FINANCIAL INFORMATION.............................................. 3

   Item 1.   Consolidated Financial Statements............................... 3
             Consolidated Balance Sheets..................................... 3
             Consolidated Statements of Loss................................. 4
             Consolidated Statements of Stockholder's Equity
               (Deficiency in Assets)........................................ 5
             Consolidated Statements of Cash Flows........................... 6
             Notes to Consolidated Financial Statements...................... 7

   Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................... 9

PART II. - OTHER INFORMATION.................................................12

   Item 6.   EXHIBITS AND REPORTS ON FORM 8-K................................12
      (a)    Exhibits........................................................15
      (b)    Reports on Form 8-K.............................................12

      Signatures.............................................................13

                          Part I. Financial Information

Financial Statements.

IRT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                         SEPT            JUNE
                                                                       30, 1999        30, 1999
                                                                     (UNAUDITED)       (AUDITED)
                                                                     -----------       ---------
ASSETS

CURRENT ASSETS
    Cash in Bank                                                      $       308     $     1,904
    Common Stock Held In Escrow                                                30              30
    Prepaid Rent                                                           11,960               -
                                                                       ----------      ----------
        TOTAL CURRENT ASSETS                                               12,298           1,934
OTHER ASSETS
    Software Licensing Agreement                                       10,561,800               -
                                                                       ----------      ----------
        TOTAL ASSETS                                                  $10,574,098          $1,934
                                                                      -----------      ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts Payable                                                      $69,049         $82,330
    Taxes Payable                                                           3,318           3,318
    Loan from Related Party                                               114,000          60,000
    Loan from Others                                                            -           1,000
                                                                      -----------      ----------

        TOTAL CURRENT LIABILITIES                                         186,367         146,648

SHAREHOLDERS' EQUITY
    Common Stock, $.0001 par value, 100,000,000 shares
       authorized and  31,100,331 and 8,450,331 shares
       issued and outstanding                                               3,110             845
    Additional paid-in capital                                         20,605,592       9,236,057
    Accumulated Deficit                                               (10,220,911)     (9,381,556)
    Treasury Stock, at cost                                                   (60)            (60)
    Stock Subscription Receivable,
      less valuation allowance of $435,571                                      -               -
                                                                       ----------      ----------
        TOTAL STOCKHOLDERS' EQUITY                                     10,387,731        (144,714)
                                                                       ----------      ----------
            TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                                  $10,574,098          $1,934
                                                                       ==========      ==========

    (THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT)

IRT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS

                                                                                THREE MONTHS ENDED
                                                                           SEPTEMBER            SEPTEMBER
                                                                            30, 1999             30, 1998
                                                                          (UNAUDITED)          (UNAUDITED)
                                                                          -----------          -----------
EXPENSES
    Consulting, Professional and Administrative Fees                     $  831,317              $396,344
    General and Administrative                                                5,584               107,771
    Travel & Entertainment                                                    2,454                   475
                                                                          ---------               -------
    TOTAL EXPENSES                                                          839,355               504,590

OTHER INCOME
    Interest                                                                      -                17,669
                                                                          ---------               -------
                                                                                  -                     -

LOSS FROM CONTINUING OPERATIONS, BEFORE
      INCOME TAX BENEFIT                                                   (839,355)             (486,921)

      Income Tax Benefit                                                          -                     -

LOSS FROM CONTINUING OPERATIONS, NET OF
      INCOME TAX BENEFIT                                                   (839,355)             (486,921)
                                                                          ---------               -------

DISCONTINUED OPERATIONS
      Loss from operations of discontinued subsidiaries                           -               (57,958)
      Income Tax Benefit                                                          -                     -

LOSS FROM DISCONTINUED OPERATIONS, NET OF
      INCOME TAX BENEFIT                                                          -               (57,958)
                                                                          ---------               -------
            NET LOSS                                                    $  (839,355)            $(544,879)
                                                                          =========               =======


Primary and Fully-Diluted Weighted Average Shares Outstanding            23,047,614             7,709,027

Basic Net Loss Per Share, Primary and
  Fully-Diluted From Continuing Operations                                   $(0.04)               $(0.06)
Basic Net Loss Per Share, Primary and
  Fully-Diluted From Discontinued
Operations                                                                       $-                $(0.01)

Basic Net Loss Per Share, Primary and Fully-Diluted                          $(0.04)               $(0.07)


   (THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.)

IRT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                  COMMON    ADDITIONAL                   FOREIGN
                                                      NUMBER      STOCK      PAID-IN     ACCUMULATED     CURRENCY    TREASURY
                                                    OF SHARES     AMOUNT     CAPITAL       DEFICIT      TRANSLATION    STOCK
                                                    ----------    ------    ----------   ------------   -----------  --------
Balance - June 30, 1998 - Audited                    6,600,331     $660     $8,761,242    $(8,424,820)       $-       $(60)

     Issuance of common stock for services           1,500,000      150        449,850              -         -          -
     Payments received on stock subscription
    receivable                                               -        -              -              -         -          -
     Issuance of common stock                          350,000       35         24,965              -         -          -
     Accrued interest on subscriptions
receivable                                                   -        -              -              -         -          -
     Allowance for stock subscriptions
receivable                                                   -        -              -              -         -          -
     Net Loss for the year ended June 30, 1999               -        -              -       (956,736)        -          -

 Balance - June 30, 1999 - Audited                   8,450,331     $845     $9,236,057    $(9,381,556)       $-       $(60)

     Issuance of common stock for services           1,650,000      165        824,835              -         -          -
     Issuance of common stock for License
     Agreement                                      21,000,000    2,100     10,544,700              -         -          -
     Net Loss for the three months ended
     September 30, 1999 - Unaudited                          -        -               -      (839,355)        -          -

 Balance - September 30, 1999 - Unaudited           31,100,331   $3,110     $20,605,592  $(10,220,911)       $-       $(60)

              (THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS
                             FINANCIAL STATEMENT.)

                                                                     TOTAL
                                                                  STOCKHOLDERS'
                                                     STOCK           EQUITY
                                                   SUBSCRIPTION    (DEFICIENCY)
                                                   RECEIVABLE      IN ASSETS
                                                   ------------   ------------

 Balance - June 30, 1998 - Audited                  $(414,156)      $(77,134)

     Issuance of common stock for services               -           450,000
     Payments received on stock subscription
    receivable                                         50,000         50,000
     Issuance of common stock                            -            25,000
     Accrued interest on subscriptions
receivable                                            (71,415)       (71,415)
     Allowance for stock subscriptions
receivable                                            435,571        435,571
     Net Loss for the year ended June 30, 1999              -       (956,736)

 Balance - June 30, 1999 - Audited                         $-      $(144,714)

     Issuance of common stock for services                  -        825,000
     Issuance of common stock for License
      Agreement                                              -     10,546,800
     Net Loss for the three months ended
     September 30, 1999 - Unaudited                         -       (839,355)

 Balance - September 30, 1999 - Unaudited                  $-    $10,387,731


              (THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS
                             FINANCIAL STATEMENT.)

IRT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  THREE MONTHS
                                                                     ENDED
                                                                   SEPTEMBER
                                                                    30, 1999
                                                                  (UNAUDITED)
                                                                  ------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                       $ (839,355)
    Adjustments to reconcile net loss to net cash provided
        (used) by operating activities:
           Common Stock Issued for Services                           825,000
           Increase in Prepaid Rent                                   (11,960)
           Decrease in Accounts Payable                               (13,281)
                                                                    ---------
                   Net Cash used by operating activities              (39,596)

CASH FLOWS FROM FINANCING ACTIVITIES
    Receipts:
        Loan from related party                                        53,000
                                                                    ---------

                Net cash provided by financing activities              53,000

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of Software License Agreement                          15,000
                                                                    ---------

NET DECREASE IN CASH AND EQUIVALENTS                                   (1,596)

CASH AND EQUIVALENTS - BEGINNING                                        1,904
                                                                    ---------

CASH AND EQUIVALENTS - ENDING                                            $308

SUPPLEMENTAL DISCLOSURES:
                                                                    ==========
    Common stock issued for Software License Agreement             $10,546,800


   (THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.)

                              IRT INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 1999 and 1998


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Item 310 (b) of Regulation SB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. For further information, refer to the Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999 as filed with the Securities and Exchange Commission.

NOTE B - LOSS PER SHARE

         Basic and diluted net loss per share was computed based on the weighted average number of shares of common stock outstanding during the period.

NOTE C - RECENT DEVELOPMENTS

         On August 2, 1999, the Company consummated a licensing arrangement (the "License") with Commerce Capital Group, L.L.C., a South Carolina limited liability company ("CCG") to market and sell CCG's proprietary "Personal Estate Plan(TM)" (the "PEP") which allows professional and individual users to conduct estate planning and financial planning through use of the Internet. The Company paid CCG a license fee of 21 million shares of the Company's unregistered common stock. Pursuant to the License, the Company was given: (i) a right to market the PEP(TM) system to accountants, stock brokers, insurance companies and brokers, lawyers, investment advisers, financial planners and human resource departments (the "Customers"); (ii) a non-exclusive right to use the logos and names relating to the PEP(TM) system which will be provided by CCG to the Company, including Personal Estate Plan(TM), Estate Legal Services, ELS(TM) and ELS(TM);
(iii) the right to obtain any current and future amendments, of sales, usage, limited technical, instructional and similar documentation and literature relating to the PEP(TM) system; and (iv) the right to receive any income generated from Customers who sign-up and use the PEP(TM) system. Under the License, the Company's initial geographic territory is limited to Florida, although the Company has the option to expand its territory to Alabama,

Georgia, Mississippi and Tennessee by paying additional license fees in the form of shares of the Company's common stock.

         On August 2, 1999, the Company  changed its corporate  headquarters  to

6230 Fairview Road, Suite 102, Charlotte, North Carolina 28210 and changed its telephone number to 704-364-2066. At the same time, the following officers and directors were appointed: (i) Laurence F. Spears, as Chairman of the Company's Board of Directors; (ii) Dale K. Chapman, as President, Secretary, Treasurer and Director; and (iii) Eric F. Heintschel, as Director. Gary N. Dixon, Sr., who was the immediately preceding Chairman and a director, resigned in both capacities and was appointed to serve on a newly established advisory committee for the Company. Laurence F. Spears resigned as Chairman of the Company's Board of Directors for personal and professional reasons on October 11, 1999 and James H. Feeney was appointed as a director on October 18, 1999.

         On September 22, 1999, the Company announced that it expects to begin doing business under the name, "Xpedian.com, Inc." The Company intends to change its name from IRT Industries, Inc. to Xpedian.com, Inc. at the next shareholders meeting..

NOTE D - LICENSE VALUATION

         The amounts expended in connection with the acquisition of the License has been capitalized and will be amortized over its estimated useful life. The Company acquired the License in exchange for 21,000,000 shares of its common stock. For purposes of presentation in these financial statements and notes thereto, the value assigned to the License was based on the average per-share closing price of the Company's stock during the 30 days immediately preceding the effective date of the License. Management will re-evaluate this valuation prior to the end of the current fiscal year and, if necessary, adjust its carrying value.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of  Operations

Forward-Looking Statements

         This Quarterly Report on Form 10-QSB (the "Report") contains forward-looking statements concerning, among other things, the Company's expected future revenues, operations and expenditures, competitors or potential competitors, and licensing and distribution activity. These forward-looking statements are identified by the use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intent," "may," "will," "plan,"
"predict," "potential," and similar terms and phrases, including references to assumptions. These statements are contained in each Part of this Report and in the documents incorporated by reference herein. These forward-looking statements represent the expectations of the Company's management as of the filing date of this Report. The Company's actual results could differ materially from those anticipated by the forward-looking statements due to a number of factors, including:(i) limited operating history; (ii) need for financing; (iii) dependence upon single employee; (iv) reliance on single license; (v) compliance with law; (vi) lack of sales; (vii) reliance of revenue growth on economic conditions; (viii) competition; (ix) control by majority shareholder; (x) absence of dividends; (xi) changes in federal estate tax; (xii) government regulation of the Internet; (xiii) failure of computer systems to recognize the Year 2000; and the other risks and uncertainties described elsewhere herein and in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999 under the caption, "Factors Affecting Future Operating Results" under Item
2. - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Company is under no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission ("SEC").

         The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Overview

         Near the end of fiscal year 1998, the Company changed its focus from owning and operating casinos and related activities to focus on domestic opportunities in the Internet area. Subsequently, in 1999, the Company discontinued its casino operations and began an active search for domestic Internet opportunities. The Company sold its final remaining casino operation in February 1999. In April 1999, the Company made an unsuccessful attempt to purchase ThinkBid, an Internet auction site. On August 2, 1999 the Company entered into a license agreement with Commerce Capital Group, L.L.C. ("CCG") giving the Company rights to market and sell in a specific geographic territory CCG's emerging line of Internet-based financial services products. Management believes the ability of the Company to achieve profitability is conditioned upon both the successful exploitation of the Company's license agreement with CCG and upon the successful pursuit of additional acquisitions that support the overall business plan of the Company. The Company's plan of operation for the twelve month period ending June 30, 2000 is to continue to focus upon the acquisition and/or establishing of revenue-generating businesses in the domestic Internet market.

         During the quarter ended September 30, 1998, the Company had both operating revenues and operating businesses. Thus the financial statements for the quarter ended September 30, 1998 contain the revenues, gains and losses incurred as a result of those operations. During the quarter ended September 30, 1999, the Company did not have revenues from operations. As the result of the license agreement with CCG, from August 2, 1999 to September 30, 1999, the Company focused upon reorganization, audits, completing periodic reports to the SEC on a timely basis, acquiring necessary financing and developing the sales strategies and pipelines necessary to market the products that it anticipates as a result of the license agreement with CCG.

Results of Operations

Three Months Ended September 30, 1999 Compared with the Three Months Ended September 30, 1998

Revenues. Net revenues for both quarters remained at zero. Revenue collected during the quarter ended September 30, 1998 was credited to the subsidiaries that generated the revenue. When consolidated for the Company's financial reporting, these revenues were offset by losses posted due to discontinued casino operations.

Expenses. Expenses for the quarter ended September 30, 1999 increased by 66%. This increase is primarily the result of consulting fees which were paid with 1,650,000 shares of the Company's common stock on July 30, 1999.

Other Income. Other income for the quarter ended September 30, 1999 decreased by 100%, from $17,669 to zero. This decrease is due to the previously mentioned lack of operating revenues and a corresponding decrease in interest income.

Losses. Losses posted due to Continuing Operations for the quarter ended September 30, 1999 increased by 73%. As with expenses, this increase is primarily attributable to the increase in consulting fees posted during the quarter. Losses posted due to Discontinued Operations for the quarter ended September 30, 1999 decreased by 100%, from ($57,958) to zero. This decrease is attributed to the Company's cessation of casino operations during the fiscal year ended June 30, 1999. The actual and foreseeable losses due to the Company's cessation of casino operations were accounted for in the fiscal year in which the decision was made. The Company experienced a net loss of $839,366 for the quarter ended September 30, 1999. When compared to the previous year, the Company experienced a 54% increase in net loss. This increase reflects all of the income and loss changes described above that occurred between 1998 and 1999.

Net Loss Per Share. Net Loss Per Share (Primary and Fully-Diluted) decreased by 43% from $.07 in the quarter ended June 30, 1999 to $.04 in the quarter ended September 30, 1999. This decrease is primarily due to the increase in shares outstanding, which resulted from the license agreement with CCG and the stock paid to consultants during the quarter. Had the number of shares outstanding remained constant, the Loss per share would have increased by 54%.

Liquidity and Capital Resources

         As of September 30, 1999, cash and cash equivalents were $308 as compared with $1,904 at June 30, 1999. The Company reported losses for the quarter ended September 30, 1999 of $839,366. The Company will continue to incur operating losses until it launches its Internet estate planning business and realizes revenues. The Company had working capital of $ (186,059) at September 30, 1999 as compared to $ (144,714) at June 30, 1999.

         The Company has experienced significant losses from past operations. The Company anticipates that it will continue to experience losses during the fiscal quarter ending December 31, 1999 as it develops and implements sales and advertising campaigns promoting the Company's financial services products. Management anticipates that losses should decrease as time passes due to product sales and resulting revenues. The Company acquired $53,000 in short-term loans to finance operations until arrangements for more substantial financing were completed.

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

         On September 23, 1999, the Company entered into a loan arrangement with Diamond Point Partners, L.L.C., a Florida limited liability company ("DPP"), in which DPP agreed to provide an aggregate loan of $ 2.7 million dollars to the Company ("Loan") to be funded in three tranches of $900,000. The Loan would be repayable approximately one year after the first funding, with an option given to the Company under certain conditions to extend the maturity of the principal amount of the Loan for approximately two one year periods. To secure payment of the Loan, the Company pledged 18,000,000 shares of its common stock. DPP has advised the Company that the first tranche of the Loan in an aggregate amount of $900,000 will be funded to the Company in mid-November 1999. The proceeds of the Loan will be used by the Company for working capital needs. There can be no assurance that the Loan will be funded at all or completely, or, if funded, that the Company will be able to repay the Loan when due.

Inflation and Seasonality

         The rate of inflation was insignificant during the year ended June 30, 1999. The Company's business is not expected to be seasonal.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         10.1 Promissory Note dated as of September 23, 1999 by IRT Industries, Inc.

         10.2 Pledge Agreement dated as of September 23, 1999 by and among IRT Industries, Inc. and Diamond Point Partners, LLC

         27.1  Financial Data Schedule

(b)      Reports on Form 8-K

         The   Company  filed a Report on Form 8-K dated August 2, 1999 (date of earliest event reported).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       IRT INDUSTRIES, INC.
Dated:  November 15, 1999


                                       By:  /s/Dale K. Chapman
                                            ------------------------------------
                                            Name:   Dale K. Chapman
                                            Title:  President

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number        Description
------        -----------

10.1          Promissory Note dated as of September 23, 1999 by IRT  Industries,
              Inc.

10.2 Pledge Agreement dated as of September 23, 1999 by and among IRT Industries, Inc. and Diamond Point Partners, LLC

27.1          Financial Data Schedule

                                                                    Exhibit 10.1


THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), OR THE SECURITIES LAWS OF ANY STATE, AND MAY NOT BE OFFERED, SOLD TRANSFERRED, PLEDGED, HYPOTHECATED OR OTHERWISE DISPOSED OF EXCEPT PURSUANT TO (i) AN EFFECTIVE REGISTRATION STATEMENT UNDER THE ACT AND ANY APPLICABLE STATE LAWS, (ii) TO THE EXTENT APPLICABLE, RULE 144 UNDER THE ACT (OR ANY SIMILAR RULE UNDER THE ACT RELATING TO THE DISPOSITION OF SECURITIES), OR (iii) AN OPINION OF COUNSEL, IF SUCH OPINION SHALL BE REASONABLY SATISFACTORY TO COUNSEL TO THE ISSUER, THAT AN EXEMPTION FROM REGISTRATION UNDER THE ACT AND APPLICABLE STATE LAW IS AVAILABLE.

                                 PROMISSORY NOTE
                                 ---------------


$2,700,000.00                                                 September 23, 1999

         FOR VALUE RECEIVED, the undersigned, IRT Industries, Inc. ("Maker"), hereby promises to pay to the order of Diamond Point Partners, L.L.C., a Florida limited liability company, or its assigns (the "Noteholder"), in lawful money of the United States of America, and in immediately payable funds, the principal sum of up to Two Million Seven Hundred Thousand and no/100 ($2,700,000.00)(the "Funds"). The principal hereof, to the extent funded in accordance with Paragraph 1 hereof, and (subject to the provisions of Paragraph 1 hereof) any unpaid accrued interest thereon shall be due and payable One (1) year and Two
(2) weeks from the first delivery of funds, as set forth in Paragraph 1 (the "Maturity Date") (unless such payment date is accelerated as provided in Paragraph 6 hereof or extended by the Noteholder as provided in Paragraph 3 hereof). Payment of all amounts due hereunder shall be made at the address of the Noteholder provided for in Paragraph 7 hereof. Subject to the provisions of Paragraph 1 hereof, the Company further promises to pay interest at the rate equal to the LIBOR (6 month rate) plus 2% per annum (exact interest rate to be determined on date of first delivery of funds) on the outstanding principal balance hereof, such interest accruing monthly from delivery of the Funds and payable upon the Maturity Date.

         To secure payment of this Note, the Maker has pledged an aggregate of Eighteen Million (18,000,000) shares of the Maker's common stock ("Pledged Stock") pursuant to the terms of a certain Pledge Agreement by and between IRT Industries, Inc. and Diamond Point Partners, L.L.C. of even date herewith (the "Pledge Agreement"). A copy of the Pledge Agreement is attached hereto as Exhibit A. THE PROVISIONS OF THE PLEDGE AGREEMENT ARE INCORPORATED HEREIN BY REFERENCE.

         1. LOAN; DELIVERY OF FUNDS. The Two Million Seven Hundred Thousand Dollars and no/100 ($2,700,000.00) Dollars shall be delivered by the Noteholder to the Maker pursuant to the following schedule: (a) Nine Hundred Thousand and no/100 ($ 900,000.00) Dollars shall be paid in no less than Three (3) weeks and no more than Six (6) weeks from the date hereof ("Initial Funding"); (b)

Nine Hundred Thousand and no/100 ($ 900,000.00) Dollars shall be paid Two (2) weeks thereafter ("Second Funding"); and (c) the remaining Nine Hundred Thousand and no/100 ($ 900,000.00) Dollars shall be paid Two (2) weeks following the second payment ("Third Funding"); provided, however, that the full amount of the Two Million Seven Hundred Thousand Dollars and no/100 ($2,700,000.00) Dollars will be paid within a minimum of Seven (7) weeks and a maximum of Ten (10) weeks from the date hereof. In addition to the remedies set forth in the Pledge Agreement, in the event the Noteholder does not deliver either of the Second Funding or the Third Funding to the Maker, then this Note will automatically become interest-free and the Maker will not owe any interest, whether previously accrued or thereafter accruing.

         2. EXERCISE OF RIGHTS UNDER PLEDGE AGREEMENT. In the event Noteholder declares a default pursuant to Paragraph 6 hereof and exercises its rights under the Pledge Agreement with respect to any of the Pledged Stock, the Pledged Stock shall be valued at the average for the previous Thirty (30) consecutive trading days of the average of the bid and ask price of the Pledged Stock prior to the date of the applicable Foreclosure (as defined in the Pledge Agreement).

         3. EXTENSION OF MATURITY DATE. The Maker shall have the right, in its sole discretion, to extend the maturity of this Note for up to Two (2) additional One (1) year and Two (2) weeks periods (the "Extended Maturity Date"), provided that the Maker tenders to Noteholder all interest due as of the then existing Maturity Date. The Maker's election to extend the Maturity Date shall be effectuated by delivery of written notice of such extension of any time prior to the Maturity Date then in effect. Additional interest shall then accrue from the then existing Maturity Date on a monthly basis unless pre-paid by the Maker as set forth in Paragraph 4 or until the Extended Maturity Date and is payable to Noteholder on the Extended Maturity Date.

         4. PREPAYMENT. The Maker shall have the right to prepay this Note at any time, thereby having no further obligation to pay interest beyond the date of such prepayment. Notwithstanding anything to the contrary, if and only if, funding of all three installments of the Funds has occurred as set forth under Paragraph 1, the Pledged Securities shall remain pledged, pursuant to the Pledge Agreement, for a minimum of One (1) year and Two (2) weeks, or if the term of this Note is extended as set forth in Paragraph 3 herein, the Pledged Securities shall remain pledged for an additional period of One (1) year and Two (2) weeks for each such extended term.

         5. TRANSFERABILITY. This Note shall be freely transferable by the Noteholder provided such transfer is in compliance with applicable federal and state securities laws.

         6. DEFAULT. The occurrence of any one of the following events shall constitute an Event of Default:

              a. The non-payment, when due, of any principal or interest pursuant to this Note;

              b. The commencement by the Maker of any voluntary proceeding under any bankruptcy, reorganization, arrangement, insolvency, readjustment or debt, receivership, dissolution, or liquidation law or statute or any jurisdiction, whether now or hereafter in effect; or the adjudication of the Maker as insolvent or bankrupt by a decree of a court of competent jurisdiction; or the petition or application by the Maker for acquiescence in, or consent by the Maker to, the appointment of any receiver or trustee for the Maker or for all or a substantial part of the property of the Maker; or the assignment by the Maker for the benefit of creditors; or the written admission of the Maker of its inability to pay its debts as they mature; or

              c. The commencement  against the Maker of any proceeding  relating to receivership, dissolution or liquidation law or statute or any jurisdiction, whether now or hereafter in effect; provided, however, that the commencement of such a proceeding shall not constitute an Event of Default unless the Maker consents to the same or admits in writing the material allegations of same, or said proceeding shall remain undismissed for Twenty (20) days; or the issuance of any order, judgment or decree for the appointment of a receiver or trustee for the Maker or for all or a substantial part of the property of the Maker which order, judgment or decree remains undismissed for 20 days; or a warrant of attachment, execution, or similar process shall be issued against any substantial part of the property of the Maker.

         Upon the occurrence of any Event of Default, the Noteholder may, by written notice to the Maker (a) declare all or any portion of the unpaid principal amount due to Noteholder, together with all accrued interest thereon, immediately due and payable, and/or (b) foreclose upon the Pledged Securities.

         7. NOTICES. All notices provided for in this Note shall be in writing signed by the party giving such notice, and delivered personally or sent by overnight courier or messenger or sent by registered or certified mail (air mail if overseas), return receipt requested, or by telex, facsimile transmission, telegram or similar means of communication. Notices shall be deemed to have been received on the date of personal delivery, telex, facsimile transmission, telegram or similar means of communication, or if sent by overnight courier or messenger, shall be deemed to have been received on the next delivery day after deposit with the courier or messenger, or if sent by certified or registered mail, return receipt requested, shall be deemed to have been received on the third business day after the date of mailing. Notices shall be sent to the following addresses:

                  If to the Maker:
                  ----------------

                  IRT Industries, Inc.
                  6230 Fairview Road, Suite 102
                  Charlotte, North Carolina 28210
                  Attention:  President
                  Tel:  704-364-2066
                  Fax:  704-364-7172

                  With copy to:

                  Parker Chapin Flattau & Klimpl, LLP
                  1211 Avenue of the Americas
                  New York, New York 10036
                  Attention:  Melvin Weinberg, Esq.
                  Tel:  212-704-6418
                  Fax:  212-704-6288

                  If to Noteholder:
                  -----------------

                  Diamond Point Partners, LLC
                  c/o Shapiro & Dector, P.A.
                  7777 Glades Road, Suite 200
                  Boca Raton, Florida 33434
                  Attention:  Michael Shapiro, Esq.
                  Tel:  561-477-7800
                  Fax:  561-477-7722

                  With copy to:
                  Austin Bleich
                  150 West 96th Street, Apt. 9-D
                  New York, New York  10025
                  Tel:  212-665-4550
                  Fax:  212-316-5025

         8. CONSENT TO JURISDICTION AND SERVICE OF PROCESS. The parties hereto, consent to the jurisdiction of any court of the State of Florida and of any federal court located in Florida. Palm Beach County, Florida shall be proper venue.

         9. GOVERNING LAW. THIS NOTE HAS BEEN DELIVERED IN BOCA RATON, FLORIDA AND SHALL BE GOVERNED BY AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH THE LAWS OF THE STATE OF FLORIDA, APPLICABLE TO CONTRACT MADE AND TO BE PERFORMED ENTIRELY THEREIN, WITHOUT GIVING EFFECT TO THE RULES AND CONFLICTS OF LAW.

         10. RULES OF INTERPRETATION. The terms and conditions of this Note shall be deemed to have been prepared jointly by all of the parties hereto. Any ambiguity or uncertainty existing hereunder shall not be construed against any one of the drafting parties, but shall be resolved by reference to the other rules of interpretation of contracts as they apply in the State of Florida.

         11. CONFORMITY WITH LAW. It is the intention of the Maker and the Noteholder to conform strictly to applicable usury and similar laws. Accordingly, notwithstanding anything to the contrary in this Note, it is agreed that the aggregate of all charges which constitute interest under applicable usury and similar laws that are contract for, chargeable or receivable under or in respect of this Note, shall under no circumstances exceed the maximum amount of interest permitted by such laws, and any excess, whether occasioned by acceleration or maturity of this Note or otherwise, shall be canceled automatically, and if theretofore paid, shall be either refunded to the Maker or credited on the principal amount of this Note.

         IN WITNESS WHEREOF, the Maker has signed and sealed this Note and delivered it in Boca Raton, Florida as of September 23, 1999.

                                        IRT INDUSTRIES, INC.

                                        By:  /s/Dale K. Chapman
                                        ----------------------------------------
                                        Name:    Dale K. Chapman
                                        Title:   President

ACCEPTED AND AGREED:

DIAMOND POINT PARTNERS, LLC


By: /s/ Austin Bleich
---------------------------------------
Name:    Austin Bleich
Title:   Member

                                                                    Exhibit 10.2

                                PLEDGE AGREEMENT


         This PLEDGE AGREEMENT dated as of September 23, 1999 is by and among IRT Industries, Inc. (the "Pledgor") and Diamond Point Partners, LLC (the "Pledgee").

         The terms and conditions of this Agreement are as follows:

         1. The Pledged Securities. The property subject to this Agreement is Eighteen Million (18,000,000) shares of the Pledgor's common stock, par value $.0001 per share (the "Pledged Securities").

         2.   Delivery and Pledge.

              a. The Pledgor has previously delivered or is delivering herewith to Raymond James & Associates, Inc. ("Raymond James") the Pledged Securities together with stock powers duly endorsed in blank with signature guarantee. All Pledged Securities shall be held in pledge in accordance with the terms of this Agreement as security for the payment and performance of the Pledgor's obligations and agreements now existing or hereafter arising under that certain Promissory Note issued by IRT Industries, Inc. in favor of Diamond Point Partners, L.L.C. on the date hereof (the "Note") (a copy of which is attached hereto as Exhibit A) (such obligations and agreements hereafter collectively referred to as the "Obligations"). Upon delivery of the Pledged Securities, the parties will cause Raymond James to deliver to both the Pledgor and the Pledgee a Safekeeping Receipt which shall be in substantially the same form as attached hereto as Exhibit B.

              b. Subject to the actual exercise by the Pledgor of its rights in respect of the Pledged Securities pursuant to this Agreement, the Pledgee shall have and may exercise all rights of a pledgee with respect to the Pledged Securities; provided, however, that the Pledgee may not register the Pledged Securities in its name or in the name of its nominee or nominees, as pledgee, unless an Event of Default pursuant to Section 6 has occurred.

          3. Voting Rights; Distributions. Pledgee shall have no rights to vote the Pledged Securities, or to receive any dividends or distributions on the Pledged Securities, unless and until a Foreclosure (as defined in Section 7) occurs.

         4.   Representation and Warranties.

              a. The Pledgor hereby makes the following representations and warranties with respect to the Pledged Securities, all of which shall survive so long as the Obligations exist: (i) the Pledged Securities are duly issued and are free and clear of all liens, charges and encumbrances whatsoever; (ii) the Pledgor has full power and authority to execute, deliver and perform its obligations under this Agreement and to pledge the Pledged Securities in accordance with the terms hereof; (iii) all corporate action on the part of the Pledgor and its officers, directors, stockholders, employees and agents necessary for the authorization, execution and delivery of this Agreement and the performance by the Pledgor of the Obligations hereunder has been duly taken; (iv) this Agreement has been duly executed and delivered by the Pledgor and constitutes the legal, valid and binding agreement of the Pledgor; (v) this Agreement creates a valid first lien and perfected security interest in the Pledged Securities; and (vi) none of the Pledged Securities is subject to any prohibition against encumbering, pledging, hypothecating or assigning the same or requires notice or consent in connection therewith; except, however, as expressly set forth in a certain restrictive legend appearing on the reverse side of the certificate representing such Pledged Securities which states as follows, "The shares represented by this Certificate have not been registered under the Securities Act of 1933 (the "Act") and are "restricted securities" as that term is defined in Rule 144 under the Act. The shares may not be offered for sale, sold or otherwise transferred except pursuant to an effective registration statement under the Act or pursuant to an exemption from registration under the Act, the availability of which is to be established to the full satisfaction of the Company."

              b. Pledgee represents that it has provided full consideration for the Pledged Securities, and the pledge hereunder is intended to be a bona fide pledge for purposes of the Act.

         5.   Covenants of Pledgor.

              a. The Pledgor hereby covenants and agrees that for so long as this Agreement shall remain in force and effect, it will not sell, convey or dispose of any of the Pledged Securities or any interest therein, or create, incur or permit to exist any pledge, mortgage, lien, charge, encumbrance or other security interest whatsoever with respect to any of the Pledged Securities.

              b. The Pledgor hereby covenants and agrees to defend the Pledgee's right, title and interest in and to the Pledged Securities against the claims of any person, firm, corporation or other entity.

              c. The Pledgor hereby covenants and agrees to immediately take all action necessary (including, without limitation, using its best efforts to ensure that the Pledgor's transfer agent effects a registered transfer to the Pledgee of the Pledged Securities), to transfer the Pledged Securities to Pledgee's name after the occurrence of an Event of Default (as defined in Section 6 hereof).

         6. Events of Default. Any of the following shall constitute an Event of
Default:

              a. An Event of Default under the Note; or

              b. An attempt by the Pledgor to sell or otherwise transfer any of the Pledged Securities in contravention of the provisions of this Agreement; or

              c. The Pledgor permits any of the Pledged Securities to become subject to any pledge, assignment, lien, charge or encumbrance other than the pledge under this Agreement.

         7. Remedies on Default. In the event that an Event of Default shall have occurred, Pledgee shall have the right to foreclose (a "Foreclosure") upon the Pledged Securities, thereby becoming the owner of such number of the Pledged Securities which shall equal the number of shares of the Pledgor's common stock resulting from dividing: (i) the total principal and unpaid but accrued interest on the Note by (ii) the average of the bid and ask prices for the Pledgor's common stock for the thirty (30) consecutive trading days prior to such Event of Default (such number of Pledged Securities hereafter referred to as the "Foreclosed Securities"). Pledgee shall promptly notify the Pledgor of its election to foreclose on the Pledged Securities. Any remaining number of shares of the Pledged Securities shall be returned to the Pledgor.

         8. Raymond James. Upon the election by the Pledgee to foreclose upon the Pledged Securities hereunder, Pledgee shall notify Raymond James of such election simultaneously with its notice to the Pledgor in accordance with the provisions of Section 7 and Section 13 hereof. As soon as practicable after receipt of such notice, the parties will cause Raymond James to deliver to the Pledgor's transfer agent (Securities Transfer Corporation, P.O. Box 701629, Dallas, Texas 75370, Attention: George Johnson, Tel: 972-447-9890)("Transfer
Agent") the share certificate evidencing the Pledged Securities and the accompanying stock powers with a notice that such documents are being delivered by Raymond James merely as an agent for Pledgee under this Agreement.

         All additional instructions to the Transfer Agent with respect to Foreclosed Securities shall come from the Pledgee or the Pledgor, as the case may be. The parties hereto acknowledge that Raymond James is acting as a depositary of the Pledged Securities for the benefit of the Pledgor and the Pledgee. Neither Raymond James nor the Pledgee shall have the power to act for or give instructions on behalf of the Pledgor nor shall they be deemed to have any such duty absent a written agreement signed by Raymond James and/or the Pledgee agreeing to accept such duty.

         9.   Duration of the Pledge; Termination.

              a. This Agreement and the pledge hereunder shall remain in full force and effect until the date on which all of the Obligations are satisfied. Upon such satisfaction, the Pledged Securities shall be immediately returned to the Pledgor (and the Pledgee agrees to give Raymond James the necessary instructions to cause the Pledged Securities to be immediately returned to the Pledgor) and this Agreement shall terminate. Notwithstanding anything to the contrary, if and only if, funding of the loan under the Note has occurred, the Pledged Securities shall remain subject to this pledge for a minimum of One (1) year and Two (2) weeks, or if the term of the Note is extended as set forth in Paragraph 3 of the Note therein, the Pledged Securities shall remain subject to this pledge for an additional One (1) year and Two (2) weeks for each extended term.

              b. The parties hereto hereby agree that unless the Pledgor receives all three installments of the funding provided for in Paragraph 1 of the Note, the Pledged Securities shall be immediately returned to the Pledgor (and the Pledgee agrees to give Raymond James the necessary instructions to cause the Pledged Securities to be immediately returned to the Pledgor) Ten (10) weeks after the date hereof and this Agreement shall thereupon terminate.

         10. Transfer of Pledge Agreement. The parties hereto hereby agree that, subject to the provisions of Section 4(a) hereof and the legend appearing on the Note and the certificate representing the Pledged Securities, the Pledgee may transfer in whole or in part all of its right, title and interest under and pursuant to this Agreement to any other individuals or entities upon written notice to the Pledgor. Upon any such transfer, all of the terms, conditions and covenants herein shall enure to the benefit of and be binding upon such transferees. Upon any such transfer, all of the rights to the Pledged Securities of Pledgee shall be transferred to such transferees.

         11. Further Assurances. The Pledgor and the Pledgee shall at any time and, from time to time, upon the written request of any party, execute and deliver such further documents, including without limitation, representation letters, and do such further acts and things as each party may reasonably request in order to effectuate the purposes of this Agreement and in order to create, preserve and perfect the interest granted pursuant hereto.

         12. Amendments; Waiver; Consent. No amendment or waiver of any provision of this Agreement, nor consent to any departure by any party therefrom, shall in any event be effective unless the same shall be in writing and signed by all parties, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given.

         13. Notices. All notices provided for in this Agreement shall be in writing signed by the party giving such notice, and delivered personally or sent by overnight courier or messenger or sent by registered or certified mail (air mail if overseas), return receipt requested, or by telex, facsimile transmission, telegram or similar mean of communication. Notices shall be deemed to have been received on the date of personal delivery, telex, facsimile transmission, telegram or similar means of communication, or if sent by overnight courier or messenger, shall be deemed to have been received on the next delivery day after deposit with the courier or messenger, or if sent by certified or registered mail, return receipt requested, shall be deemed to have been received on the third business day after the date of mailing. Notices shall be sent to the following addresses:


                  If to the Pledgor:
                  ------------------

                  IRT Industries, Inc.
                  6230 Fairview Road, Suite 102
                  Charlotte, North Carolina 28210
                  Attention:  President
                  Tel:  704-364-2066
                  Fax:  704-364-7172

                  With copy to:

                  Parker Chapin Flattau & Klimpl, LLP
                  1211 Avenue of the Americas
                  New York, New York 10036
                  Attention:  Melvin Weinberg, Esq.
                  Tel:  212-704-6418
                  Fax:  212-704-6288

                  If to the Pledgee:
                  ------------------

                  Diamond Point Partners, LLC
                  c/o Shapiro & Dector, P.A.
                  7777 Glades Road, Suite 200
                  Boca Raton, Florida 33434
                  Attention:  Michael Shapiro, Esq.
                  Tel:  561-477-7800
                  Fax:  561-477-7722

                  With copy to:

                  Austin Bleich
                  150 West 96th Street, Apt. 9-D
                  New York, New York  10026
                  Tel:  212-665-4550
                  Fax:  212-316-5025

                  If to Raymond James:
                  --------------------

                  Raymond James & Associates, Inc.
                  Raymond James Financial Center
                  880 Carillon Parkway
                  St. Petersburg, Florida 33716
                  Attention:        Laura Bishop
                  Tel: 727-573-3800
                  Fax: 727-573-8740

        14. GOVERNING LAW. THIS AGREEMENT AND ALL DOCUMENTS DELIVERED IN CONNECTION THEREWITH SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF FLORIDA, WITHOUT GIVING EFFECT TO THE RULES OF CONFLICTS OF LAW.

         15. Binding Effect. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, personal representatives, successors and assigns, except that the Pledgor shall not have the right to assign any rights hereunder without the prior written consent of the Pledgee.

         16. Execution in Counterparts. This Agreement may be executed in any number of counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute but one and the same agreement.

         17. Severability of Provisions. Any provision of this Agreement that is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions of this Agreement or affecting the validity or enforceability of such provisions in any other jurisdiction.

         18. Headings. The headings preceding the text of this Agreement are inserted solely for convenience of reference and shall not constitute a part of this Agreement nor affect its meaning, construction or effect.

         19. Rules of Interpretation. The terms and conditions of this Agreement shall be deemed to have been prepared jointly by all of the parties hereto. Any ambiguity or uncertainty existing hereunder shall not be construed against any one of the drafting parties, but shall be resolved by reference to the other rules of interpretation of contracts as they apply in the State of Florida.

         IN WITNESS WHEREOF, and in consideration of the agreements contained herein and intending to be legally bound hereby, the Pledgor and the Pledgee have caused this Agreement to be executed by their respective officers thereunto duly authorized, as of the date first above written.

IRT Industries, Inc. (the "Pledgor")

By:  /s/ Dale K. Chapman
     ----------------------------------------
     Name:   Dale K. Chapman
     Title:  President


Diamond Point Partners, L.L.C. (the "Pledgee")

By:  /s/ Austin Bleich
     -----------------------------------------
     Name:    Austin Bleich
     Title:   Member