Form 10QSB
period 1999-12-31
IRT INDUSTRIES INC
filed 2000-02-23
CIK 806030

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, .C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999.

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

                      Yes [X]              No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 31,100,331 shares of common stock as of October 31, 1999.

         Transitional Small Business Disclosure Format (check one):

                      Yes [_]              No [X]

                              IRT INDUSTRIES, INC.

                                      INDEX


                                                                      PAGE
                                                                      ----

PART I. - FINANCIAL INFORMATION....................................... 3

   Item 1.   Consolidated Financial Statements........................ 3
             Consolidated Balance Sheets.............................. 3
             Consolidated Statements of Loss.......................... 4
             Consolidated Statements of Stockholder's Equity
               (Deficiency in Assets)................................. 5
             Consolidated Statements of Cash Flows.................... 6
             Notes to Consolidated Financial Statements............... 7

   Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.................... 10

PART II. - OTHER INFORMATION.......................................... 15

   Item 6.   EXHIBITS AND REPORTS ON FORM 8-K......................... 15
      (a)    Exhibits................................................. 15
      (b)    Reports on Form 8-K...................................... 15

      Signatures...................................................... 16

                          Part I. Financial Information

Financial Statements.

IRT INDUSTRIES, INC.
Balance Sheet - Unaudited
December 31, 1999



                    ASSETS

CURRENT ASSETS
  Cash in Bank                                     $        121
  Common Stock Held In Escrow                                30
  Prepaid Rent                                            7,976
                                                   ------------
    TOTAL CURRENT ASSETS                                  8,127

OTHER ASSETS
  Software Licensing Agreement                       10,561,800
                                                   ------------

    TOTAL ASSETS                                   $ 10,569,927
                                                   ============

     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                 $    112,886
  Taxes Payable                                           3,318
  Loan from Related Party                               132,100
  Loan from Others                                         -
                                                   ------------
    TOTAL CURRENT LIABILITIES                           248,304

SHAREHOLDERS' EQUITY
  Common Stock, $.0001 par value,
    100,000,000 shares authorized and
    31,860,782 shares issued and
    outstanding                                           3,166
  Additional paid-in capital                         20,928,036
  Accumulated Deficit                               (10,609,519)
  Treasury Stock, at cost                                   (60)
  Stock Subscription Receivable,
    less valuation allowance of $435,571                   -
                                                   ------------
    TOTAL STOCKHOLDERS'  EQUITY                      10,321,623
                                                   ------------
    TOTAL LIABILITIES AND
      STOCKHOLDERS'  EQUITY                        $ 10,569,927
                                                   ============




(The accompanying notes are an integral part of this financial statement)

IRT INDUSTRIES, INC.
Statement of Loss - Unaudited


                                               Six Months Ended                 Three Months Ended
                                            December         December       December         December
                                            31, 1999         31, 1998       31, 1999         31, 1998
                                          ------------     ------------    -----------      -----------
EXPENSES
  Consulting, Professional and
    Administrative Fees                   $ (1,194,770)    $   (396,344)    $  (798,426)    $      -
  General and Administrative                   (31,493)        (107,771)        (25,109)           -
  Travel & Entertainment                        (1,700)            (475)            (46)           -
                                          ------------     ------------    -----------      -----------
  TOTAL EXPENSES                            (1,227,963)        (504,590)       (823,581)           -

OTHER INCOME
  Interest                                        -              34,992            -             17,323
                                          ------------     ------------    -----------      -----------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS, BEFORE INCOME TAX BENEFIT     (1,227,963)        (469,598)       (823,581)         17,323
  Income Tax Benefit                              -                -               -               -
                                          ------------     ------------    -----------      -----------

LOSS FROM CONTINUING OPERATIONS, NET OF
  INCOME TAX BENEFIT                        (1,227,963)        (469,598)       (823,581)         17,323

DISCONTINUED OPERATIONS
  Loss from operations of discontinued
    subsidiary                                    -            (116,674)           -            (58,716)
  Income Tax Benefit                              -                -               -               -
                                          ------------     ------------    -----------      -----------

LOSS FROM DISCONTINUED OPERATIONS, NET OF
  INCOME TAX BENEFIT                              -            (116,674)           -            (58,716)
                                          ------------     ------------    -----------      -----------
    Net Loss                              $ (1,227,963)    $   (586,272)   $  (823,581)     $   (41,393)
                                          ============     ============    ===========      ===========

Primary and Fully-Diluted Weighted
  Average Shares Outstanding                27,125,711        7,904,679     31,202,885        8,100,331
Basic Net Loss Per Share, Primary and
  Fully-Diluted From Continuing
  Operations                              $     (0.05)     $      (0.06)   $     (0.03)     $      0.00

Basic Net Loss Per Share, Primary and
  Fully-Diluted From Discontinued
  Operations                              $       -        $      (0.01)   $      -         $     (0.01)

Basic Net Loss Per Share, Primary and
  Fully-Diluted                           $     (0.05)     $      (0.07)   $   (0.03)       $     (0.01)



(The accompanying notes are an integral part of this financial statement.)

IRT INDUSTRIES, INC.
Statements of Stockholders' Equity (Deficiency) in Assets

                                                                                                                          Total
                                                                                                                      Stockholders'
                                                       Common    Additional                              Stock           Equity
                                           Number      Stock      Paid-in     Accumulated   Treasury  Subscription   (Deficiency)
                                          of Shares    Amount     Capital       Deficit      Stock      Receivable      in Assets
                                         -----------  --------  -----------   ------------ ---------  -------------  ------------

Balance - June 30, 1998 - Audited         6,600,331   $    660  $ 8,761,242   $(8,424,820) $     (60) $    (414,156)  $    (77,134)

  Issuance of common stock for services   1,500,000        150      449,850          -          -              -           450,000
  Payments received on stock for
    subscription receivable                    -          -            -             -          -            50,000         50,000
  Issuance of common stock                  350,000         35       24,965          -          -              -            25,000
  Accrued interest on subscriptions
    receivable                                 -          -            -             -          -           (71,415)       (71,415)
  Allowance for stock subscriptions
    receivable                                 -          -            -             -          -           435,571        435,571
  Net Loss for the year ended
    June 30, 1998                              -          -            -         (956,736)      -              -          (956,736)
                                         ----------   --------  -----------  ------------  ---------  -------------    -----------
Balance - June 30, 1999 - Audited         8,450,331   $    845  $ 9,236,057  $ (9,381,556) $     (60) $        -       $  (144,714)

  Issuance of common stock for services   1,650,000        165      824,835          -           -             -          825,000
  Issuance of common stock for License
    Agreement                            21,000,000      2,100   10,544,700          -           -             -       10,546,800
  Issuance of common stock for services     560,000         56      322,444          -           -             -          322,500
  Net Loss for the six months ended
    December 31, 1999 - Unaudited              -           -           -       (1,227,963)       -             -       (1,227,963)
                                         ----------  ---------  -----------  ------------   ---------  -------------  -----------
Balance - December 31, 1999-Unaudited    31,660,331  $   3,166  $20,928,036  $(10,609,519)  $     (60) $       -      $10,321,623
                                         ==========  =========  ===========  ============   =========  =============  =============






(The accompanying notes are an integral part of this financial statement.)





                                     5(a)

IRT Industries, Inc.
Calculation of Earnings Per Share

                                                                                           Total              Discontinued
                                                Actual       Days     Weighted        Loss    Loss/Share   Loss      Loss/Share
                                               ---------     ----    ----------     --------- ----------  ---------  ----------

Number of Shares Outstanding     6/30/1998     6,600,331      184     6,600,331

Stock Issuance                   7/24/1998     1,500,000      160     1,304,348
                                               ---------              ---------
Totals                          12/31/1998     8,100,331              7,904,679      (586,272)   (0.07)   (116,674)     (0.01)
                                               =========              =========

Number of Shares Outstanding     6/30/1999     8,450,331      184     8,450,331

Stock Issuance                   7/29/1999     1,650,000      155     1,389,946

Stock Issuance                    8/2/1999    21,000,000      151    17,233,696
                                              ----------             ----------
Totals                           9/30/1999    31,100,331             27,073,972    (1,227,963)   (0.05)      -            -
                                              ==========             ==========
Stock Issuance                  12/14/1999       560,000       17        51,739

Totals                          12/31/1999    31,660,331             27,125,711        -              -       -           -
                                              ==========             ==========





(The accompanying notes are an integral part of this financial statement.)




                                      5(b)

IRT INDUSTRIES, INC.
Statements of Cash Flows


                                                                 Six Months
                                                                   Ended
                                                                 December
                                                                 31, 1999
                                                                (Unaudited)
                                                              --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                    $   (1,227,963)
  Adjustments to reconcile net loss to net cash provided
    (used) by operating activities:
      Common Stock Warrants Issued for Services                    1,147,500
      Increase in Prepaid Rent                                        (7,976)
      Increase in Accounts Payable                                    30,556
      Increase in Loans                                                 -
                                                              --------------
         Net Cash used by operating activities                       (57,883)

CASH FLOWS FROM FINANCING ACTIVITIES
  Receipts:
      Loan from related party                                         71,100
                                                              --------------
         Net cash provided by financing activities                    71,100
                                                              --------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Software License Agreement                           15,000
                                                              --------------
NET DECREASE IN CASH AND EQUIVALENTS                                  (1,783)

CASH AND EQUIVALENTS - BEGINNING                                       1,904
                                                              --------------
CASH AND EQUIVALENTS - ENDING                                 $          121
                                                              ==============
SUPPLEMENTAL DISCLOSURES:
  Common stock issued for Software License Agreement          $   10,546,800
                                                              ==============





(The accompanying notes are an integral part of this financial statement.)

                              IRT INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


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

NOTE C - RECENT DEVELOPMENTS

On August 2, 1999, the Company consummated a licensing arrangement (the "License") with Commerce Capital Group, L.L.C., a South Carolina limited liability company ("CCG") to market and sell CCG's proprietary "Personal Estate Plan(TM)" (the "PEP") which allows professional and individual users to conduct estate planning and financial planning through use of the Internet. The Company paid CCG a license fee of 21 million shares of the Company's unregistered common stock. Pursuant to the License, the Company was given: (i) a right to market the PEP(TM) system to accountants, stock brokers, insurance companies and brokers, lawyers, investment advisers, financial planners and human resource departments (the "Customers"); (ii) a non-exclusive right to use the logos and names relating to the PEP(TM) system which will be provided by CCG to the Company, including Personal Estate Plan(TM), Estate Legal Services, ELS(TM) and ELS(TM); (iii) the right to obtain any current and future amendments, of sales, usage, limited technical, instructional and similar documentation and literature relating to the PEP(TM) system; and
(iv) the right to receive any income generated from Customers who sign-up and use the PEP(TM) system. Under the License, the Company's initial geographic territory is limited to Florida, although the Company has the option to expand its territory to Alabama, Georgia, Mississippi and Tennessee by paying additional license fees.

On August 2, 1999, the Company changed its corporate headquarters to 6230 Fairview Road, Suite 102, Charlotte, North Carolina 28210 and changed its telephone number to 704-364-2066. At the end of the quarter ended
September 30, 1999, the following officers and directors had been appointed:
(i) Dale K. Chapman, as President, Secretary, Treasurer and Director; (ii) Eric F. Heintschel, as Director, and (iii) James H. Feeney, as Director. No additional officers or directors were appointed during he quarater ended December 31, 1999. James E. Kelly was appointed as Director on February 11, 2000.

On September 22, 1999, the Company announced that it expects to begin doing business under the name, "Xpedian.com, Inc." On January 25, 2000 the Company received the approval of the majority shareholder to formally change the name of the Company to Xpedian, Inc. After verifying with legal counsel that all required procedures had been followed, the Company formally announced the changing of the Company name to Xpedian, Inc., and initiated processes necessary to change the Company's ticker symbol. Formal announcement of the ticker symbol change will be made when confirmed by the NASD.

On November 21, 1999 the Company completed a marketing agreement (the "Agreement") with MCC Companies, a Florida based insurance wholesaler ("MCC"). According to the Agreement, MCC will vigorously promote the Company's estate planning products to its national distribution network of over 18,000 independent insurance brokers. MCC will be responsible for all costs associated with their sales efforts, in exchange for which the Company will pay MCC a commission on sales to MCC customers. Concurrent with the completion of the Company's first product (InsTrust), MCC arranged for Company representatives to demonstrate their product to an association of independent insruance brokerage companies, which represents a customer base of approximately 15,000 brokers throughout the United States, in addition to the 18,000 brokers already serviced by MCC.

Development and completion of the Company's first product, "InsTrust[TM]" continued through the quarter ended December 31, 2000. On January 29, 2000 the Company held the first public demonstration of the full InsTrust[TM] product, along with the process for broker/client registration. During the demonstration, representatives from the Company selected an insurance broker at random from the audience, registered him on the system and completed an insruance trust for him. The InsTrust[TM] product is expected to be on the market in early March, 2000.


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

Liquidity and Capital Resources

As of December 31, 1999, cash and cash equivalents were $121 as compared with $308 at September 30, 1999. The Company reported losses for the quarter ended December 31, 1999 of $823,581. The Company will continue to incur operating losses until it launches its Internet estate planning business and realizes revenues. The Company had working capital of $(248,183) at December 31, 1999 as compared to $(186,059) at September 30, 1999.

The Company has experienced significant losses from past operations. The Company anticipates that it will continue to experience losses during the fiscal quarter ended March 30, 2000 as it continues to develop and implement sales and advertising strategies promoting the Company's financial services products. Management anticpates that losses should decrease as time passes due to product sales and resulting revenues. During the quarter ended December 31, 1999, the Company acquired $18,500 in short-term loans to finance operations until arrangements for more substantial financing is completed.

The Company expects to fund its first expansion into domestic business-to-business Internet businesses from funds that are to be derived from financing from outside sources. Once the Company launches its products and begins generating revenues, the Company hopes to use its operating revenues to fund expansion. However, there can be no assurance that outside financing will be available or that future revenues will be generated in sufficient amounts or that additional funds will not be required for the continued expansion of operations. The Company intends to meet its short-term and long-term liquidity needs through additional financing from outside sources. There can be no assurance that the Company will achieve profitability or positive cash flow. If the Company is not successful in raising additional funds, it may be required to limit the scope of its proposed expansion into domestic business to business Internet services.

The following discussion and analysis provides information, which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

GENERAL

Near the end of fiscal year 1998, the Company changed its focus from owning and operating casinos and related activities, to focus on domestic opportunities in the Internet. Subsequently, in 1998 and 1999, the company discontinued its operations in the casino and related activities, and began an active search for domestic Internet opportunities. The Company sold its final remaining casino operation in February 1999. On August 2, 1999 the Company completed negotiations with Commerce Capital Group ("CCG") for the rights to market and sell CCG's emerging line of Internet based financial services products.

During the quarter ended December 31, 1998 the Company had both operating revenues and operating businesses. Thus the financial statements for the quarter ended December 31, 1998 contain the revenues, gains and losses incurred as a result of those operations.

During the quarter ended December 31, 1999 the Company did not have revenues from operations. As the result of the license agreement with CCG, from October 1, 1999 to December 31, 1999, the company focused upon reorganization, audits, completing SEC filings on a timely basis, acquiring necessary financing and developing the sales strategies and pipelines necessary to successfully market the products that it anticipates as a result of the license agreement with CCG.


RESULTS OF OPERATIONS

Quarter Ended December 31, 1999 Compared to Quarter Ended December 31, 1998

Net Revenues for both quarters remained at zero. Revenue collected during the quarter ended December 31, 1998 was credited to the subsidiaries that generated the revenue. When consolidated for the Company's financial reporting, these revenues were offset by losses posted due to discontinued casino operations.

Expenses for the quarter ended December 31, 1999 increased significantly.
The Company did not report any expenses during the quarter ended December 31, 1998 and reported expenses of $823,581 for the quarter ended December 31, 1999. This increase is primarily the result of consulting fees, which were paid with 1,110,000 shares of company stock in a disbursement made via an S-8 registration dated December 14, 1999.

Other Income for the quarter ended December 31, 1999 decreased by 100%, from $17,323 to zero. This decrease is due to the previously mentioned lack of operating revenues and a corresponding decrease in interest income. The Other Income for the quarter ended December 31, 1998 was made up entirely of interest income.

Losses posted due to Continuing Operations for the quarter ended December 31, 1999 increased significantly. In the quarter ended December 31, 1998 the Company posted Interest Income of $17,323 and no expenses. In the quarter ended December 31, 1999 the Company posted $823,581 in expenses and had no income. Just like expenses, the primary reason for the increase in Losses posted due to Continuing Operations is primarily attributable to the consulting fees posted during the quarter.

Losses posted due to Discontinued Operations for the quarter ended December 31, 1999 decreased by 100%, from ($58,716) to zero. This decrease is attributed to the Company's ceasing of Casino operations during the fiscal year ended June 30, 1999. Per standard accounting practices, the actual and foreseeable losses due to the decision to discontinue casino operations were accounted for in the fiscal year in which the decision was made.

The Company experienced a Net Loss of $823,581 for the quarter ended December 31, 1999. This increase reflects all of the income and loss changes that occurred between 1998 and 1999.

Net Loss Per Share (Primary and Fully-Diluted) decreased from $.027 in the quarter ended September 30, 1999 to $.026 in the quarter ended December 31, 1999. When compared to the quarter ended December 31, 1998, Net Loss Per Share increased from $.005 in the quarter ended December 31, 1998 to $.027 in the quarter ended December 31, 1999.

As of December 31, 1999, cash and cash equivalents were $121 as compared with $308 at September 30, 1999. The Company reported losses for the quarter ended December 31, 1999 of $823,581. The Company will continue to incur operating losses until it launches its Internet estate planning business and realizes revenues. The Company had working capital of $ (248,183) at December 31, 1999 as compared to $ (186,059) at September 30, 1999.

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

The rate of inflation was insignificant during the quarter ended December 31, 1999. The Company's business is not expected to be seasonal.

FACTORS AFFECTING FUTURE OPERATING RESULTS

The Company operates in a rapidly changing environment that involves numerous risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

Limited Operating History

Since the Company changed its strategic focus in 1999 to the proposed acquisition of Internet-based domestic businesses, the Company has not yet generated any revenues from operations. The Company has begun marketing its proposed Internet-based estate-planning products to certain customer groups through direct presentations and expects to begin preparing an advertising campaign in the near future. The Company will be required to incur significant marketing expenses, including advertising and promotion expenses, to introduce its products into the marketplace. There can be no assurance that its proposed products will be given sufficient consumer acceptance at their intended price range or any other price range to enable the Company to operate profitably.

Dependence upon Single Employee

The Company's success and operations depends upon the continued employment of its single direct employee. If the Company loses the services of its employee and does not find a suitable replacement, the Company's business could be adversely affected.

Reliance Upon Single License

The Company's proposed Internet-based estate-planning product is based upon proprietary software which the licensor has granted to the Company under a non-exclusive license. The license grants the Company the right to market the software in a specific territory which may be expanded in the future to specific groups of potential customers. There can be no assurance that the proprietary nature of the software will not be infringed upon or that others will not try to reproduce the software. Furthermore, there can be so assurance that the license will afford protection against possible competitors who might seek to market their products in the same territory and to the same customers. In the event that licensor terminates the Company's license, the termination could have a material adverse effect on the Company's business.

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

Revenue Growth and Economic Conditions

The revenue growth and profitability of the Company's proposed Internet-based estate-planning products depends on the overall demand for estate-planning services. Because the Company's potential customers are primarily professional and financial services advisers, the Company's business also depends on general economic conditions. A softening of the demand for estate-planning advice from professional and financial services advisers caused by a weakening of the economy may result in lack of revenues or lack of growth.

Competition

Although the Company is not aware of any direct competitors to its proposed Internet-based estate-planning products, there can be no assurance that providers of financial services including certified public accountants, insurance agents, stock brokers, financial planners, lawyers and professionals in human resources and related industries will not seek to develop similar products.

Control by Majority Shareholder

The licensor of the Company's Internet-based estate-planning product, Commerce Capital Group, L.L.C. ("CCG"), owns a majority of the Company's common stock. Although the Company had stated that no CCG representative will be employed as an officer or director, there can be no assurance that CCG, based upon its majority ownership, would not seek to elect all of the Company's directors and to determine the results of all matters submitted to the stockholders for action including fundamental corporate transactions.

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

The Company recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 software failures. The Company therefore believes it has identified all significant international information technology systems ("IT Systems"). Internal and external resources were utilized to make the required modifications and to test Year 2000 compliance for the IT Systems and well as the non-IT Systems (i.e., telephone, security, etc.). The Company believes that it has achieved Year 2000 compliance readiness for its IT Systems and non-IT Systems.

In addition, the Company has communicated with others with whom it does significant business, primarily banks and suppliers of electricity, to determine their Year 2000 compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues.

There can be no assurance that the systems of other companies on which the Company relies will be timely converted or that a failure to convert by another company would not have a material adverse effect on the Company.

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

         27.1  Financial Data Schedule

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       IRT INDUSTRIES, INC.
Dated:  February 22, 2000


                                       By:  /s/Dale K. Chapman
                                          ------------------------------
                                            Name:   Dale K. Chapman
                                            Title:  President