Form 10QSB
period 2000-03-31
XPEDIAN INC
filed 2000-05-22
CIK 806030

SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C. 20549
                             ____________________

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended March 31, 2000


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the transition period from _____________ to _____________




                        Commission File Number: 1-12765


                               XPEDIAN, INC.
             (Exact Name of Registrant as Specified in its Charter)


         Florida                                          59-2720096
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                        Identification No.)


       6230 Fairview Road, Suite 102, Charlotte, North Carolina 28210
                (Address of Principal Executive Offices)

Registrant's Telephone Number, Including Area Code:      (704) 364-2066


Indicate by check [ ] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

                [X]                                   [ ]

                Yes                                   No


            The Registrant had 36,424,979 shares of Common Stock,
                par value $.0001, issued and outstanding
               as of close of business on  March 31, 2000

                                XPEDIAN, INC.

                     CONSOLIDATED FINANCIAL STATEMENTS

                            March 31, 2000 and 1999

                                   CONTENTS

                                                                        PAGE
                                                                        ----

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets (unaudited)                                 F-1
Consolidated Statements of Loss (unaudited)                             F-2
Consolidated Statements of Stockholders'
        Equity (Deficiency) in Assets (unaudited)                       F-3
Consolidated Statements of Cash Flows (unaudited)                       F-4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              F-5

XPEDIAN, INC.
Balance Sheet - Unaudited
March 31, 2000



                        ASSETS

CURRENT ASSETS
    Cash in Bank                                     $    582,166
    Common Stock Held In Escrow                                30
    Prepaid Rent                                            7,976
                                                     ------------
      TOTAL CURRENT ASSETS                                590,172

PROPERTY & EQUIPMENT
    Automobile                                             14,990

OTHER ASSETS
    Software Licensing Agreement                       10,561,800
                                                     ------------
        TOTAL ASSETS                                 $ 11,166,962
                                                     ============

          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts Payable                                 $     27,725
    Taxes Payable                                           3,318
    Loan from Related Party                                65,136
                                                     ------------
        TOTAL CURRENT LIABILITIES                          96,179

SHAREHOLDERS' EQUITY
    Common Stock, $.0001 par value, 100,000,000
      shares authorized and  36,424,979 shares
      issued and outstanding                                3,642
    Additional paid-in capital                         23,154,751
    Accumulated Deficit                               (12,087,550)
    Treasury Stock, at cost                                   (60)
    Stock Subscription Receivable, less
      valuation allowance of $435,571                          -
                                                     ------------
        TOTAL STOCKHOLDERS'  EQUITY                    11,070,783
                                                     ------------
            TOTAL LIABILITIES AND
                STOCKHOLDERS'  EQUITY                $ 11,166,962
                                                     ============



(The accompanying notes are an integral part of this financial statement)

XPEDIAN, INC.
Statements of Loss - Unaudited

                                         Nine Months Ended                 Three Months Ended
                                       March           March             March             March
                                     31, 2000        31, 1999          31, 2000          31, 1999
                                   ------------     -----------       -----------      ------------

EXPENSES
  Consulting, Professional and
   Administrative Fees             $ (2,626,575)    $  (417,974)      $ (1,431,807)    $    (16,334)
  General and Administrative            (67,766)       (103,506)           (36,271)          (1,031)
  Travel & Entertainment                (11,653)         (1,290)            (9,953)            (815)
                                   ------------     -----------       ------------     ------------
    TOTAL EXPENSES                   (2,705,994)       (522,770)        (1,478,031)         (18,180)


INTEREST INCOME                              -           52,707                 -            17,715
                                   ------------     -----------       ------------     ------------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS, BEFORE INCOME
  TAX BENEFIT                        (2,705,994)       (470,063)        (1,478,031)            (465)

  Income Tax Benefit                         -               -                  -                -
                                   ------------     -----------       ------------     ------------
LOSS FROM CONTINUING OPERATIONS,
  NET OF INCOME TAX BENEFIT          (2,705,994)       (470,063)        (1,478,031)            (465)

DISCONTINUED OPERATIONS
  Gain (Loss) from operations of
   discontinued subsidiary                   -          (26,409)                -            90,265
                                   ------------     -----------       ------------     ------------
  Income Tax Benefit                         -               -                -                -
                                   ------------     -----------       ------------     ------------

INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS, NET OF INCOME TAX
  BENEFIT                                    -          (26,409)                -            90,265
                                   ------------     -----------       ------------     ------------
  Net Income ( Loss)               $ (2,705,994)    $  (496,472)      $ (1,478,031)    $     89,800
                                   ============     ===========       ============     ============

Basic and Diluted Weighted
 Average Shares Outstanding          29,557,016       8,082,630         32,925,089        8,214,017

Basic Net Income (Loss) Per Share,
 Basic and Diluted From Continuing
 Operations                        $      (0.09)    $     (0.06)      $      (0.04)    $      (0.00)
Basic Net Income (Loss) Per Share,
 Basic and Diluted From
 Discontinued Operations           $         -      $     (0.00)      $         -      $       0.01

Basic Net Income (Loss) Per Share,
 Basic and Diluted                 $     (0.09)     $     (0.06)      $      (0.04)    $       0.01



(The accompanying notes are an integral part of this financial statement.)

XPEDIAN, INC.
Statements of Stockholders' Equity (Deficiency) in Assets

                                                                                                                      Total
                                                                                                                    Stockholders'
                                                        Common    Additional                               Stock       Equity
                                             Number     Stock      Paid-in     Accumulated    Treasury  Subscription (Deficiency)
                                            of Shares   Amount     Capital       Deficit       Stock     Receivable   in Assets
                                           ----------  --------  -----------   ------------   -------   -----------   ----------

Balance - June 30, 1998 - Audited           6,600,331  $    660  $ 8,761,242   $ (8,424,820)  $  (60)   $ (414,156)   $  (77,134)

 Issuance of common stock for services      1,500,000       150      449,850            -         -             -        450,000
 Payments received on stock for
   subscription receivable                        -         -            -              -         -          50,000       50,000
 Issuance of common stock                     350,000        35       24,965            -         -             -         25,000
 Accrued interest on subscriptions
   receivable                                     -         -            -              -         -         (71,415)     (71,415)
 Allowance for stock subscriptions
    receivable                                    -         -            -               -        -         435,571      435,571
 Net Loss for the year ended June 30, 1999        -         -            -         (956,736)      -             -       (956,736)
                                           ----------  --------  -----------  -------------   -------   -----------   ----------

Balance - June 30, 1999 - Audited           8,450,331  $    845  $ 9,236,057  $  (9,381,556)  $  (60)   $       -    $  (144,714)

 Issuance of common stock for services      1,650,000       165      824,835            -        -              -        825,000
 Issuance of common stock for license
    agreement                              21,000,000     2,100   10,544,700            -        -              -     10,546,800
 Issuance of common stock for services      1,110,000       111      322,389            -        -              -        322,500
 Issuance of common stock for services      3,095,531       309    1,386,882            -        -              -      1,387,191
 Issuance of common stock                   1,119,117       112      839,888            -        -              -        840,000
 Net Loss for the nine months ended
   March 31, 2000 - Unaudited                     -         -            -       (2,705,994)     -              -     (2,705,994)
                                           ----------  --------  -----------  -------------   -------    -----------  ----------
Balance - March 31, 2000 - Unaudited       36,424,979  $  3,642  $23,154,751  $ (12,087,550)  $  (60)    $      -    $11,070,783
                                           ==========  ========  ===========  =============   =======    =========== ===========


(The accompanying notes are an integral part of this financial statement.)

XPEDIAN, INC.
Statements of Cash Flows

                                               Nine Months       Nine Months
                                                 Ended             Ended
                                                 March             March
                                                31, 2000          31, 1999
                                               (Unaudited)       (Unaudited)
                                               ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                     $ (2,705,994)     $   (496,472)
  Adjustments to reconcile net loss to
   net cash provided
    (used) by operating activities:
    Common Stock Issued for Services              2,534,691           450,000
    Increase in Prepaid Rent                         (7,976)              -
    Decrease in Accounts Payable                    (54,605)             (576)
    Decrease in Net Curretnt Assets of
     Discontinued Operations                            -              57,821
    Decrease in Net Curretnt Liabilities
     of Discontinued Operations                         -             (34,913)
    Increase in Receivables                             -              (8,500)
    Increase in Loans                                   -               1,000
                                               ------------      ------------
      Net Cash used by operating activities        (233,884)          (31,640)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock            840,000            25,000
  Loan from related party                            90,667               -
  Loan payback to related party                     (86,531)              -
  Payments on Stock Subscription Receivable             -              (2,707)
                                               ------------      ------------
    Net cash provided by financing activities       844,136            22,293
                                               ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Software License Agreement         (15,000)              -
  Acquisition of Fixed Assets                       (14,990)              -

                                               ------------      ------------
    Net cash provided by financing activities       (29,990)              -

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS     580,262            (9,347)

CASH AND EQUIVALENTS - BEGINNING                      1,904             9,899
                                               ------------      ------------
CASH AND EQUIVALENTS - ENDING                  $    582,166      $        552
                                               ============      ============

SUPPLEMENTAL DISCLOSURES:
  Common stock issued for Software License
   Agreement                                   $ 10,546,800      $        -
                                               ============      ============
  Common stock issued for services rendered    $  2,534,691      $    450,000
                                               ============      ============

(The accompanying notes are an integral part of this financial statement.)

                                 XPEDIAN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            March 31, 2000 and 1999


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

        On August 2, 1999, the Company consummated a licensing arrangement (the "License") with Commerce Capital Group, L.L.C., a South Carolina limited liability company ("CCG") to market and sell CCG's proprietary "Personal Estate Plan T" (the "PEP") which allows professional and individual users to conduct estate planning and financial planning through use of the Internet. The Company paid CCG a license fee of 21 million shares of the Company's unregistered common stock. Pursuant to the License, the Company was given:
(i) a right to market the PEP system to accountants, stock brokers, insurance companies and brokers, lawyers, investment advisors, financial planners and human resource departments (the "Customers"); (ii) a non-exclusive right to use the logos and names related to the PEP system which will be provided by CCG to the Company, including Personal Estate Plan T, Estate Legal Services T, and ELS T; (iii) the right to obtain any current and future amendments, of sales, usage, limited technical, instructional and similar documentation and literature relating to the PEP T system; and (iv) the right to receive any income generated from Customers who sigh up and use the PEP T system. Under the License, the Company's initial geographic territory is limited to Florida, although the Company has the option to expand its territory Alabama, Georgia, Mississippi, and Tennessee by paying additional license fees in the form of shares of the Company's common stock.

        On August 2, 1999, the Company changed its corporate headquarters to 6230 Fairview Road, Suite 102, Charlotte, North Carolina 28210 and changed its telephone number to 704-364-2066. At the same time, the following officers and directors were appointed: (i) Laurence F. Spears, as Chairman of the Company's Board of Directors; (ii) Dale K. Chapman, as President, Secretary, Treasurer and Director; and (iii) Eric F. Heintschel, as Director. Gary N. Dixon, Sr., who was the immediately preceding Chairman and a director, resigned in both capacities and was appointed to serve on a newly established advisory committee for the Company. Laurence F. Spears resigned as Chairman of the Company's Board of Directors for personal and professional reasons on October 11, 1999 and James H. Feeney was appointed as a director on October 18, 1999. James R. Kelly was appointed as Director on February 11, 2000.

        On September 22, 1999, the Company announced its intent to begin doing business under the name "Xpedian.com, Inc." On January 25, 2000 the Company received the approval of the majority shareholder to formally change the name of the Company to Xpedian, Inc. After verifying with legal counsel that all required procedures had been followed, the Company formally announced the changing of the Company name to Xpedian, Inc., and initiated processes necessary to change the Company's ticker symbol to XPDN.

        On November 21, 1999 the Company completed a marketing agreement (the "Agreement) with MCC Companies, a Florida based insurance wholesaler ("MCC"). According to the Agreement, MCC will vigorously promote the Company's estate planning products to its national distribution network of over 18,000 independent insurance brokers and financial and estate planners. MCC will be responsible for all costs associated with their sales efforts, in exchange for which the Company will pay MCC a commission on sales to MCC customers.

        In February 2000 the Company announced its intent to expand the Company's stock market listings to include one of the major European Markets. On February 18, 2000 the Company signed agreements with a European Financial Markets consultant to facilitate the listing of the Company's stock on a major European stock exchange, and to analyze, translate and present the Company's business plans to the European markets. The Company's application for listing was accepted by the Hamburg Exchange on April 10, 2000, with formal announcement of the listing following later that day.

        On March 28, 2000 the Company signed agreements with MCC, to purchase SE MCC of Orlando, Inc. SE MCC of Orlando, Inc. is a full-line health, life and disability insurance wholesale brokerage office, which was established in 1999 to service Orlando and surrounding region. During their first year of operation, this office generated over $5,000,000 in gross commissions. In support of the Orlando office's continuing sales growth, and as part of the contract to purchase this office, Xpedian, Inc. negotiated commission increases, which will improve profitability for future sales. The Orlando office will also receive all wholesale life insurance commissions from MCC policies that are generated by, or associated with products sold through Xpedian's Insurance Trust and Estate Planning operations. Any income, revenues and assets from the purchase of SE MCC of Orlando, will be recorded in fourth quarter ending June 30, 2000.

        During March 2000 the Company received $590,000 in funding, through the direct sale of restricted equity stock, to several qualified private investors. According to the agreements, the Company issued restricted shares at a 25% discount off of the average share price for the seven days preceding the completion of the agreement. The investors also received guarantees from the Company, that the issued shares would be given full piggy-back registration rights when the Company conducts its next registration.

        Also during March 2000 the Company received $250,000 in equity funding when warrants issued previously in the year were exercised by the warrant holder. The warrant entitled the holder to acquire 250,000 shares of the Companies common stock at a price of one dollar ($1.00) per share.

        On April 5, 2000 the company announced the launch and initial registration for its first product InsTrust.com. InsTrust is the first of several Business-to-Business websites and services that the company plans to launch as part of their business plan to empower financial services professionals to offer their clients total financial planning solutions. InsTrust.com is a private production site through which financial professionals can provide a quick, reliable, low-cost way to provide
Insurance Trust development and documentation services directly to their clients, without having to bring in a third party. On May 2, 2000, the Company announced that the InsTrust.com site was opened for full registration.

        On April 21, 2000 the Company announced the debut of EstatePlanet.com, it's premier B2B Estate Planning information portal. EstatePlanet is intended to provide a needed resource for information covering all aspects of Estate Planning, while also providing information and links to Xpedian's products. EstatePlanet.com is a continually expanding information site that currently includes detailed explanations and demonstrations of a complete array of Estate Planning techniques, case sensitive benefit scenarios based upon various consumer profiles, glossaries of Estate Planning terminology, Financial Calculators, and access to Federal and State Tax Codes and printable forms.

        On May 2, 2000 the Company announced both the hiring of several experienced advertising consultants, and announced the kick-off of the companies first print advertising campaign. The consultants have thus far designed two advertising campaigns/concepts for the Company. The initial campaign is directly focused at the largest group of potential "immediate users" of the InsTrust product, Insurance Agents and Estate Planners.
The full-page insert advertisements were placed in major trade journals for those groups. These advertisements will continue through several phases as the Company fine tunes its marketing programs. The second campaign has been designed to appeal to a broader audience consisting of both financial professionals and their clients. The use of the broader campaign is intended to coincide with the expansion of the Company's product lines.

        On May 15, 2000 the Company announced that the Board of Directors had approved for the Company's management to pursue further implementation of the Company's long-term business plan, by seeking the acquisition of a Federally Chartered Bank. When acquired, the Company plans to operate the bank as a "Net-Bank", offering on-line bank services to their customers. On-line bank services will compliment the Company's current and future Estate Planning and Insurance products, and will allow the Company to greatly expand the range of services that they can provide financial professionals and their clients.



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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward - Looking Statements

	This Quarterly Report on Form 10-QSB (the "Report") contains forward-looking statements concerning, among other things, the Company's expected future revenues, operations and expenditures, competitors or potential competitors, and licensing and distribution activity. These forward-looking statements are identified by the use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intent," "may," "will," "plan," "predict," "predict," "potential," and similar terms and phrases, including references to assumptions. These statements are contained in each part of this report and in the documents incorporated by reference herein. These forward-looking statements represent the expectations of the Company's actual results could differ materially from those anticipated by the forward-looking statements due to a number of factors, including; (I) limited operating history; (ii) need for financing; (iii) dependence upon single employee; (iv) reliance on single license; (v) compliance with law;
(vi) lack of sales;  (vii) reliance of revenue growth upon economic conditions;
(viii) competition; (ix) control by majority shareholder; (x) absence of dividends; (xi) changes in federal estate tax; (xii) government regulation of the Internet; and the other risks and uncertainties described elsewhere herein and in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999 under the caption, "Factors Affecting Future Operating Results" under Item 2. - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

This discussion should be read in conjunction with financial statements and notes thereto appearing elsewhere herein.


Liquidity and Capital Resources

        As of March 31, 2000, cash and cash equivalents were $ 582,166 as
compared with $ 121 at December 31, 1999 and $552 at March 31, 1999.   The
Company reported losses for the quarter ended March 31, 2000 of $1,478,031. Even though the Company began generating revenue in April 2000, it may continue to incur operating losses until it has fully launched all of its Internet estate planning businesses. The Company had working capital of $ 485,987 at March 31, 2000 as compared to $(248,183) at December 31,
1999 and ($109.843) at March 31, 1999.

	The Company has experienced significant losses from past operations. The Company anticipates that it's websites and insurance activities will begin producing revenue during the fiscal quarter ended June 30, 2000, however it may continue to experience losses during the fiscal quarter ended June 30, 2000 as it continues to develop and implement sales and advertising strategies promoting the Company's financial services products. Management anticipates that losses should decrease as time passes due to product sales and resulting revenues. During the quarter ended March 31, 2000 the Company acquired $ 8,000 in short-term loans from its principle officer, to finance operations until arrangements for more substantial financing were completed in March 2000.

	The Company is funding its current expansion into domestic business-to-business Internet businesses from funds that it derived from equity financing with outside sources. As the Company begins to generate revenues, it intends to use both operating revenues and external sources to fund future expansion. However, there can be no assurance that outside financing will be available or that future revenues will be generated in sufficient amounts or that additional funds will not be required for the continued expansion of operations. The Company intends to meet its short-term and long-term liquidity needs through additional financing from outside sources. There can be no assurance that the Company will achieve profitability or positive cash flow.
If the Company is not successful in raising sufficient funds, it may be required to limit the scope of its proposed expansion into domestic business-to-business internet services.


GENERAL

  	Near the end of fiscal year 1998, the Company changed its focus from owning and operating casinos and related activities, to focus on domestic opportunities in the Internet. Subsequently, in 1998 and 1999, the company discontinued its operations in the casino and related activities, and began an active search for domestic Internet opportunities. The Company sold its final remaining casino operation in February 1999. On August 2, 1999 the Company completed negotiations with Commerce Capital Group ("CCG") for the rights to market and sell CCG's emerging line of Internet based financial services products. On March 28, 2000 the Company completed agreements to acquire a Wholesale Insurance Brokerage firm located in Orlando, Florda.

	During the first two months of 1999 the Company had both operating revenues and operating businesses. Thus the financial statements for the quarter ended March 31, 1999 contain the revenues, gains and losses incurred as a result of those operations and their subsequent sale during that quarter.

        During the quarter ended March 31, 2000 the Company did not have revenues from operations. As the result of the license agreement with CCG, from January 1, 2000 to March 31, 2000 the company focused upon website development, reorganization, audits, completing SEC filings on a timely basis, acquiring financing, developing marketing and sales strategies, developing the distribution pipelines necessary to successfully market its products, and acquiring businesses that are a good fit with current products and the long-term direction of the Company.

RESULTS OF OPERATIONS

Quarter Ended March 31, 2000 Compared to Quarter Ended March 31, 1999

        Net Revenues for both quarters remained at zero. Revenue collected during the quarter ended March 31, 1999 was credited to the subsidiaries that generated the revenue. When consolidated for the Company's financial reporting, these revenues were offset by losses posted due to discontinued casino operations.

        Expenses for the quarter ended March 31, 2000 increased significantly. The Company reported $18,180 in expenses during the quarter ended March 31, 1999 and reported expenses of $1,478,031 for the quarter ended March 31, 2000. This increase is primarily the result of consulting fees, which were paid with 2,080,000 shares of company stock in a disbursement made via an S-8 registration dated February 23, 2000. The majority of the Company's consulting agreements are "long-term" agreements from which the company will accrue benefit during both the current the current and following fiscal years.

        Other Income for the quarter ended March 31, 2000 decreased by 100%, from $17,715 to zero. This decrease is due to the previously mentioned lack of operating revenues and a corresponding decrease in interest income. The Other Income for the quarter ended March 31, 1999 was made up entirely of interest income.

        Losses posted due to Continuing Operations for the quarter ended
March 31, 2000 increased significantly. In the quarter ended March 31, 1999 the Company posted Interest Income of $17,715 and expenses of $18,180. In the quarter ended March 31, 2000 the Company posted $1,478,031 in expenses and had no income. Just like expenses, the primary reason for the increase in Losses posted due to Continuing Operations is primarily attributable to the consulting fees posted during the quarter.

        Gains posted due to Discontinued Operations for the quarter ended March 31, 2000 decreased by 100%, from $90,265 in the quarter ended
March 31, 1999 to zero in the quarter ended March 31, 2000. The gain experienced in the quarter ended March 31, 1999 is attributed to the sale of the Company's remaining Casino operations during that quarter. Per standard accounting practices, the actual and foreseeable losses due to the decision to discontinue casino operations were accounted for in the fiscal year in which the decision was made.


      The Company experienced a Net Loss of $1,478,031 for the quarter ended March 31, 2000. This increase reflects all of the income and loss changes that occurred between 1999 and 2000.

        Net Loss Per Share (Basic and Diluted) increased from $.026 in the quarter ended December 31, 1999 to $.04 in the quarter ended March 31, 2000. When compared to the quarter ended March 31, 1999, Net Income (Loss) Per Share decreased from ($.01) in the quarter ended March 31, 1999 to ($.04) in the quarter ended March 31, 2000.

        As of March 31, 2000, cash and cash equivalents were $ 582,166 as
compared with $ 121 at December 31, 1999 and $552 at March 31, 1999.   The
Company reported losses for the quarter ended March 31, 2000 of $1,478,031. Even though the Company began generating revenue in April 2000, it may continue to incur operating losses until it has fully launched all of its Internet estate planning businesses. The Company had working capital of $ 485,987 at March 31, 2000 as compared to $(248,183) at December 31, 1999 and ($109.843) at March 31, 1999.

	The Company is funding its current expansion into domestic business-to-business Internet businesses from funds that it derived from equity financing with outside sources. As the Company begins to generate revenues, it intends to use both operating revenues and external sources to fund future expansion. However, there can be no assurance that outside financing will be available or that future revenues will be generated in sufficient amounts or that additional funds will not be required for the continued expansion of operations. The Company intends to meet its short-term and long-term liquidity needs through additional financing from outside sources. There can be no assurance that the Company will achieve profitability or positive cash flow.
If the Company is not successful in raising sufficient funds, it may be required to limit the scope of its proposed expansion into domestic business-to-business internet services.

	The rate of inflation was insignificant during the quarter ended March 31, 2000. The Company's business is not expected to be seasonal.


FACTORS AFFECTING FUTURE OPERATING RESULTS

	The Company operates in a rapidly changing environment that involves numerous risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

Limited Operating History

	Since the Company changed its strategic focus in 1999 to the acquisition of Internet-based domestic businesses, the Company has just recently begun to generate any revenues from operations. The Company has acquired an additional insurance wholesale business and has begun full-scale marketing of its first Internet-based estate-planning product (InsTrust) to insurance agents and financial planners through newly created websites, print advertising, and direct presentations. The Company will continue to incur significant marketing expenses, including advertising and promotion expenses, to gain recognition for it's products within the marketplace. There can be no assurance that its current and proposed products will be given sufficient consumer acceptance at their intended price range or any other price range to enable the Company to operate profitably.

Dependence upon Single Employee

	The Company currently employees several consultants under long-term contracts to provide assistance in areas such as programming, project management, public relations, investor relations, marketing and sales.
The Company has also hired or acquired 6 direct employees. While additional employees do mitigate the risk to some degree, the Company's success and operations still depend upon the continued employment of its single officer level employee. If the Company loses the services of this employee and does not find a suitable replacement, the Company's business could be adversely affected.

Reliance Upon Single License

	The Company's proposed Internet-based estate-planning product is based upon proprietary software, which the licensor has granted to the Company under a non-exclusive license. The license grants the Company the right to market the software in a specific territory, which may be expanded in the future to specific groups of potential customers. There can be no assurance that the proprietary nature of the software will not be infringed upon or that others will not try to reproduce the software. Furthermore, there can be so assurance that the license will afford protection against possible competitors who might seek to market their products in the same territory and to the same customers. In the event that licensor terminates the Company's license, the termination could have a material adverse effect on the Company's business.

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

Revenue Growth and Economic Conditions

        The revenue growth and profitability of the Company's current and proposed Internet-based estate-planning products depends on the overall demand for estate-planning services. Because the Company's potential customers are primarily professional and financial services advisers, the Company's business also depends on general economic conditions. A softening of the demand for estate-planning advice from professional and financial services advisers caused by a weakening of the economy may result in lack of revenues or lack of growth.

Competition

        Although the Company is not aware of any direct competitors to its current and proposed Internet-based estate-planning products, there can be no assurance that providers of financial services including certified public accountants, insurance agents, stock brokers, financial planners, lawyers and professionals in human resources and related industries will not seek to develop similar products.

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