Form 10KSB
period 2000-06-30
XPEDIAN INC
filed 2000-10-13
CIK 806030

---------------------------
                          UNITED STATES                    OMB APPROVAL
               SECURITIES AND EXCHANGE COMMISSION    ---------------------------
                     Washington, D.C. 20549          OMB Number:3235-0420
                                                     Expires: April 30,2003
                                                     Estimated average burden
                                                     hours per response: 294.00
                           FORM 10-KSB               ---------------------------


      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                                  For the fiscal year ended June 30, 2000

       [ ] TRANSACTION REPORT UNDER SECTION 13 OR 15(D)OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                  For the transition period from ___to___
                                          Commission file number: 0-15347

                                  XPEDIAN, INC.
             ------------------------------------------------------
                 (Name of small business issuer in its charter)


              FLORIDA                                    59-2720096
---------------------------------------------  --------------------------------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
                or organization)

6230 Fairview Road, Suite 102, Charlotte, North Carolina         28210
--------------------------------------------------------  ---------------------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number: (704) 364-2066

Securities registered under Section 12(b) of the Exchange Act: None

Title of each class: NONE       Name of each exchange on which registered: None

Securities registered under Section 12(g) of the Act:

                  Common Stock, par value of $.0001 per share
                  -------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer had no revenues for the fiscal year ended June 30, 2000.

The aggregate market value of the voting stock held by non-affiliates of the issuer as of September 30, 2000, was approximately $4,791,245 based on the closing sales price of the issuer's common stock on the OTCBB (the OTC Bulletin Board(R)) of $.25 on September 29, 2000.

The number of shares of common stock of the issuer outstanding as of September 29, 2000, was 36,924,969 shares.

                                  XPEDIAN, INC.

          FISCAL YEAR ENDED JUNE 30, 2000 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS
                                -----------------
PART I                                                                     PAGE
------                                                                     ----
ITEM 1.      Description of Business                                         4
ITEM 2.      Description of Property                                         9
ITEM 3.      Legal Proceedings                                               9
ITEM 4.      Submission of Matters to a Vote of Security Holders            11

PART II
-------
ITEM 5.      Market for Common Equity and Related Stockholder Matters       11
ITEM 6.      Management's Discussion and Analysis or Plan of Operation      12
ITEM 7.      Financial Statements                                           20
ITEM 8.      Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                     20

PART III
--------
ITEM 9.      Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act            20
ITEM 10.     Executive Compensation                                         22
ITEM 11.     Security Ownership of Certain Beneficial Owners and
               Management                                                   24
ITEM 12.     Certain Relationships and Related Transactions                 26
ITEM 13.     Exhibits, List and Reports on Form 8-K                         26

FORWARD-LOOKING STATEMENTS.

This Annual Report on Form 10-KSB contains forward-looking statements concerning, among other things, Xpedian, Inc.'s expected future revenues, operations and expenditures, competitors or potential competitors, and licensing and distribution activity. These forward-looking statements are identified by the use of terms and phrases such as "anticipate", "believe", "could", "estimate", "expect", "intend", "may", "will", "plan", "predict", "potential", and similar terms and phrases, including references to assumptions. These statements are contained in each part of this report and in the documents incorporated by reference. These forward-looking statements represent the expectations of management as of the filing date of this report. Actual results could differ materially from those anticipated by the forward-looking statements due to a number of factors, including:

     (i)       limited operating history;
     (ii)      need for financing;
     (iii)     dependence upon a single employee;
     (iv)      reliance upon a single license;
     (v)       compliance with law;
     (vi)      lack of sales;
     (vii)     reliance of revenue growth on economic conditions;
     (viii)    competition;
     (ix)      control by majority shareholder;
     (x)       absence of dividends;
     (xi)      changes in federal estate taxation;
     (xii)     government regulation of the Internet; and,
     (xiii) the other risks and uncertainties described under the caption, "FACTORS AFFECTING FUTURE OPERATING RESULTS" under Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Xpedian is under no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by us in the future.

                                     PART 1

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Xpedian, Inc. ("Xpedian"), a Florida corporation, is currently engaged in acquiring businesses focused on Internet and wireless technologies.

RECENT DEVELOPMENTS

On August 2, 1999, Xpedian consummated a licensing arrangement (the "License") with Commerce Capital Group, L.L.C., a South Carolina limited liability company ("CCG") to market and sell CCG's proprietary "Personal Estate Plan (tm)" (the "PEP")(tm), which allows professional and individual users to conduct estate planning and financial planning through use of the Internet. Under the License, our initial geographic territory is limited to Florida, although we have the option to expand our territory into Alabama, Georgia, Mississippi, and Tennessee by paying additional license fees in the form of shares of our common stock. We paid CCG a license fee of 21 million shares of our unregistered common stock.

Pursuant to the License, we were given:
     (i) the right to market the PEP system to accountants, stock brokers, insurance companies and brokers, lawyers, investment advisors, financial planners, and human resource departments;
    (ii) the non-exclusive right to use the logos and names related to the PEP system, which will be provided by CCG, including Personal Estate Plan
         (tm), InsTrust (tm), and ELS (tm);
   (iii) the right to obtain any current and future amendments, of sales, usage, limited technical, instructional and similar documentation and literature relating to the PEP (tm) system; and
    (iv) the right to receive any income generated from customers who sign-up and use the PEP (tm) system.

On August 2, 1999, we changed our corporate headquarters to 6230 Fairview Road, Suite 102, Charlotte, North Carolina 28210 and changed our telephone number to
(704) 364-2066. By the end of the September 30, 1999 quarter, the following officers and directors had been appointed: (i) Dale K. Chapman, as President, Secretary, Treasurer and Director; (ii) Eric F. Heintschel, as Director; and
(iii) James H. Feeney, as Director. James F. Kelly was appointed as Director on February 11, 2000. No additional officers or directors were appointed during the fiscal year ended June 30, 2000.

On January 25, 2000, we received the approval of our majority shareholder to formally change our name to Xpedian, Inc. After verifying with legal counsel that all required procedures had been followed, we formally changed our name to Xpedian, Inc., and initiated processes necessary to change our ticker symbol to XPDN.

On November 21, 1999, we completed a marketing agreement (the "Agreement) with MCC Companies, a Florida based insurance wholesaler ("MCC"). According to the Agreement, MCC will vigorously promote our estate planning products to its national distribution network of over 18,000 independent insurance brokers. MCC will be responsible for all costs associated with their sales efforts, in exchange for which they will receive a commission on sales to MCC customers.

In February 2000, we announced our intent to expand Xpedian's stock market listings to include one of the major European markets. On February 18, 2000, we signed agreements with a European financial markets consultant to facilitate this process and to independently analyze, translate and present Xpedian's business plans to the European markets. Our application for listing was accepted by the Hamburg Exchange on April 10, 2000, with formal announcement of the listing following later that day.

On March 28, 2000, we signed agreements with MCC, to purchase SE MCC of Orlando, Inc. SE MCC of Orlando, Inc. is a full-line health, life, and disability insurance wholesale brokerage office, which was established in 1999 to service the Orlando and surrounding region. In support of the Orlando offices continuing sales growth, and as part of the contract to purchase this office, we negotiated commission increases, which we believe should improve profitability for future sales. The Orlando office will also receive all wholesale life insurance commissions from MCC policies that are generated by, or associated with products sold through Xpedian's Insurance Trust and Estate Planning operations. As required by the purchase agreement, 400,000 shares of Xpedian stock were to be placed in an escrow account to be issued to the recipients in two intervals. Our transfer agent issued the shares in May 2000, however we found out after June 20, 2000, that the shares had never been appropriately credited to the escrow account. Our investigation determined that the shares were not present in the escrow account, even though there were receipts showing delivery. Our transfer agent is filing the appropriate registrations to cancel the shares and re-issue them, however, because of the delay in consummating the escrow, the acquisition of SE MCC of Orlando, Inc. will not be reflected in the year ended June 30, 2000. Instead, the acquisition will be credited to the fiscal year ended June 30, 2001, once all requirements are completed. All financial and earnings information will be merged at that time.

During March 2000, we acquired $590,000 in funding, through the direct sale of restricted common stock, to several qualified private investors. According to the agreements, we issued restricted shares at a 25% discount from the average share price for the seven days preceding the completion of the agreement. The investors also received guarantees that the issued shares would be given full "Piggy-Back" registration rights when we file our next registration statement with the SEC.

In addition, during March 2000, Xpedian received $250,000 in equity funding when options issued previously in the year were exercised. The options entitled the holder to acquire 250,000 shares of Xpedian common stock at a price of one dollar ($1.00) per share.

On April 5, 2000, we announced the launch and initial registration for our first product InsTrust.com. InsTrust is the first of several Business-to-Business
(B2B) websites and services that we plan to maintain as part of our business plan to empower financial services professionals to offer their clients total financial planning solutions. InsTrust.com is a password-protected site through which our customers can provide a quick, reliable, low-cost way to provide insurance trust development and documentation services directly to their clients, without having to bring in a third party. The InsTrust.com site was opened for full registration on May 2, 2000.

On April 21, 2000, Xpedian announced the debut of EstatePlanet.com, our premier B2B estate planning information portal. EstatePlanet.com is intended to provide a needed resource for information covering all aspects of estate planning, while also providing information and links to our products. EstatePlanet.com is a continually expanding information site that currently includes detailed explanations and demonstrations of a complete array of estate planning techniques, case sensitive benefit scenarios based upon various consumer profiles, glossaries of estate planning terminology, financial calculators, and access to federal and state tax codes and printable forms.

On May 2, 2000, Xpedian announced both the hiring of several experienced advertising consultants, and announced the kick-off of our first print advertising campaign. The consultants have thus far designed two advertising campaigns/concepts. The initial campaign is directly focused at the largest group of potential "immediate users" of the InsTrust product, insurance agents and estate planners, with full-page insert advertisements placed in major trade journals for those groups. These advertisements will continue through several phases as we fine-tune our marketing programs. The second campaign is designed to appeal to a broader audience consisting of both financial professionals and their clients. The use of the broader campaign is intended to coincide with the expansion of our product lines in the last quarter of 2000.

On May 15, 2000, our Board of Directors approved for our management to pursue further implementation of our long-term business plan, by seeking the acquisition of a federally chartered bank. We brought in several banking consultants to advise us on the acquisition process and regulatory requirements. These discussions convinced us that our goal of developing banking and trust related services, would be better approached by utilizing a joint venture partnership with an existing bank entity. We are currently in discussion with representatives of several institutions and are continuing to move forward towards this goal.

On July 31, 2000, we completed agreements to acquire Global-Vision, Inc., a privately-held Internet and wireless technology company based in La Jolla, CA. Global-Vision (see http://www.global-vision.com) has developed several Internet software systems that can help major companies build new business infrastructures. In addition to those systems, Global-Vision, Inc. has significant license agreements for the sale and development of wireless technology. We believe that those technology agreements, combined with the proven visionary leadership of Global-Vision management, will provide opportunities for the development of long-term, profitable revenue streams.

BACKGROUND

Xpedian was originally incorporated in Florida in August 1986 as Triumph Capital, Inc. ("Triumph"). Triumph was originally engaged in the stock transfer business. In 1992, Triumph changed its name to IRT Industries, Inc. as part of a reorganization in which it exchanged a portion of its common stock (2,900,000 shares) for all of the issued and outstanding stock of IRT Industries, Inc., which had been incorporated in California on December 13, 1990. Triumph then merged into IRT Industries, Inc. and reincorporated in the State of Florida. Until March 1996, IRT Industries, Inc. pursued environmental related businesses.

In March 1996, IRT's management and business strategy changed due to the sale of the majority of its outstanding shares of common stock. The new management of IRT sought to acquire interests in casinos throughout Latin America. During 1996 they acquired interests and operating licenses in two casinos in Costa Rica.

In 1998, the management of IRT decided to discontinue its casino operations and change their business focus to domestic opportunities in the Internet area. This intent was formally communicated in a Current Report on Form 8-K filed on September 1, 1998. The Casino Bahia was sold in May, 1998, for a sales price of $150,000. The Casino Amon was sold in February, 1999, for a sales price of $85,000 of which $67,500 was paid and the balance of $17,500 is currently overdue. We have reviewed our collection options and have determined that it is highly unlikely that the remaining $17,500 will be collected, and that any effort to do so will involve significant legal and personnel expense. We therefore charged-off $17,500 as uncollectable, but will continue to review the matter in case some new development arises.

STRATEGIC FOCUS

Through our existing estate planning business, Xpedian seeks to provide an interactive approach to estate and financial planning for financial services professionals and advisers. To date, individuals seeking to obtain estate or other related financial plans have been required to go to a number of different advisers and service providers in order to complete the design and execution of their plans. We expect that our interactive systems will streamline fact gathering, information storage, design and documentation for professional and individual users thereby allowing brokerage firms, certified public accountants, attorneys and other financial advisers to provide "one-stop", value-added, on-line financial planning products and services to their clients.

Our new subsidiary, Global-Vision, Inc. will continue the development and marketing of existing Global-Vision systems, but will focus the majority of their attention on the development of wireless systems and technologies. We expect that Global-Vision's existing software systems will significantly increase the efficiency with which users design, implement, and manage computer and Internet driven workflow systems. Global-Vision also plans to utilize existing wireless technology licenses to develop and market wireless technology systems and wireless devices to the United States and European markets.

THE PERSONAL ESTATE PLAN (TM) SYSTEM

The Personal Estate Plan (TM) system is primarily composed of a transaction-based web site that is powered by an advanced database that uses relational, experiential, associative reasoning through an Interactive Interviewer (tm) and database coupled with its Electronic Law Scribe function (the "ELS (TM)"), which is a document generation program. The Personal Estate Plan (TM) package supports the user from data gathering to document production.

A new user begins by accessing the database and entering information into the PEP (tm) system. Once a user has responded to system's menu of questions and/or inquiries that provide the PEP (tm) system with the user's estate planning objectives, the PEP (tm) system is expected to generate additional inquiries based upon the user's responses. After the additional information provided by the user is analyzed, the PEP (tm) system is expected to initiate a search of propriety reference tables in the database to review existing federal and state laws and regulations against the information entered by the user. After its search has been completed, the PEP (tm) system is expected to generate a result query that both confirms it has searched all available estate planning variables and produces a proposed plan and set of documents that, based upon the search, are designed to meet the user's estate planning objectives. Once the user has reviewed and confirmed its approval of the proposed estate plan, the user can request production and delivery of the proposed estate plan from the PEP (TM) system. The proposed estate plan and related documents are then assembled and delivered to the user via overnight delivery.

Our plan for marketing the Personal Estate Plan (tm) system contains several components that we plan to phase in over the fiscal year 2000 and 2001. These components include:
     (i) Website Creation;
    (ii) Insurance Trust Module;
   (iii) Full Estate Planning; and
    (iv) Other Products and Services.

PHASE I.  WEBSITE CREATION (Completed)

During Phase I, both Xpedian and CCG established websites to provide users with access to our system and to the PEP (TM) system.

During the fiscal year ended June 30, 2000, Xpedian established both a corporate site "FL.Xpedian.com" and, in cooperation with CCG, a marketing site "EstatePlanet.com". The Xpedian.com website is intended to provide potential investors and customers with detailed information about Xpedian and our available products and services. The EstatePlanet.com website was created to provide a critical link between Xpedian, our clients (financial professionals) and the public. Using EstatePlanet.com, we intend to provide both financial professionals and their potential clients with a huge selection and variety of financial planning information and tools, that before EstatePlanet.com were not available at one location anywhere else on the net. EstatePlanet.com is also designed to provide registration services for interested financial professionals, to function as a referral service for member professionals and to act as a portal through which customers can access our products and services.

PHASE II.  INSURANCE TRUST PRODUCT (Completed)

In the final quarter of the fiscal year ended June 30, 2000, the Insurance Trust Module ("InsTrust") became available for Xpedian to begin active marketing. The InsTrust product is actually a module of the larger PEP (tm) system. We expect that use of the Insurance Trust module will allow users to quickly and efficiently produce the plan and documentation necessary to implement insurance trusts. We also expect that advertising and marketing efforts expended on this interim product will begin the process of building interest and name-brand recognition for Xpedian and EstatePlanet.com. Thus aiding us in the roll-out and presentation of the full PEP (tm) product, when it comes on line.

PHASE III.  FULL ESTATE PLANNING PRODUCT (Scheduled October 16, 2000)

During Phase III, both CCG and Xpedian have focused our developmental efforts on completing any remaining system/website programming and testing, while at the same time finalizing advertising, marketing materials, and sales programs, all in preparation of full estate plan roll-out. With the full PEP (tm) system, we expect to provide full estate planning services to our clients, from data collection to documentation. We also plan to provide users of the previous Insurance Trust products with automatic upgrades enabling them to complete the remainder of their estate plan documents at little or no additional charge.

PHASE IV.  OTHER PRODUCTS AND SERVICES

Once Xpedian has introduced the PEP (tm) system and its component modules to the market, we plan to work with CCG to expand the products and services available through the license agreement. In conjunction with our announcements regarding bank services, we are currently focusing on creating a joint venture to develop and provide trust management services to our existing and future client base. We believe that such services are an excellent match for our existing product lines, and that such services have the potential for significant long-term revenue streams.

GLOBAL-VISION, INC.

Global-Vision, Inc. will continue to operate as a separate company with its central efforts revolving around existing systems and wireless technology. They expect to market the existing workflow and web design system, "Silverado" to consulting firms and large corporations that need tools to redesign and manage their computer based workflow systems. The Silverado system contains unique features that should enable users to significantly reduce the time and effort required to design and implement both intranet and Internet based workflow systems. Revenue from Silverado sales are expected to be generated from up-front implementation charges and ongoing user license fees.

In the wireless area, Global-Vision is already in possession of a license for the sale of existing wireless technology and systems. They plan to implement versions of these licensed systems in the United States and Europe though joint-venture partnerships with the impacted companies. In addition to existing systems, Global-Vision plans to continue to develop new wireless tools and technologies by utilizing the proven developmental skills of Global-Vision management, in partnership with large technology companies that can benefit from the innovations and that have the production and marketing power necessary to quickly get products to market.

Overall, Xpedian will continue to pursue development opportunities that are outside of our license agreement with CCG and the stated goals of Global-Vision, as long as those opportunities are complementary to our business plan.

SALES AND MARKETING

Xpedian's sales and marketing efforts for our Internet business are still in the developmental stages, and we have yet to have significant sales. We have identified our target market for our products as including certified public accountants, insurance agents, stockbrokers, financial planners, lawyers, and human resource departments. When they arrive at our website, each potential user will be asked to complete a customer qualification/application form, so that we can ensure that such users satisfy our educational, licensing and other criteria. Once the user completes the application process and has been approved by us, they will be provided with access to our website and the PEP (tm) system.

With the completion of Phase II, we began advertising and marketing efforts aimed specifically at licensed insurance agents and financial planners in the Florida area. These efforts have thus far included print media advertising, trade-show participation, and direct sales by representatives in the Florida Region.

Upon completion of Phase III, we expect to expand our sales focus to include the main groups of financial professionals that have need for the full estate planning product. These include: certified public accountants, insurance agents, stockbrokers, financial planners, lawyers, and human resource departments. The Company expects to further focus its direct person-to-person sales efforts on state, regional, and national financial service corporations, which are headquartered in Florida.

During Phase IV, we plan to expand our territory into additional states outside of Florida. Pursuant to the License Agreement, we have an option to expand our territory to the states of Alabama, Georgia, Mississippi, and Tennessee. We are currently in negotiation with the licensor (CCG) to change the contractual relationship between the two companies so that they can better support each other in the future. These negotiations are centered on our changing from a limited licensor, into a joint-venture partner.

To the extent that sales personnel are needed, we intend to develop a sales force comprised of both contract and permanent sales professionals. To date we have entered into sales agreements with MCC Companies of Tampa, Florida and have contracted with consultants to help us develop and manage a Florida sales-force. We plan to hire sales and administrative personnel from time to time as our needs arise.

COMPETITION

We are not aware of any direct Internet based competitors for our full-process estate planning products. However, providers of financial services including certified public accountants, insurance agents, stockbrokers, financial planners, lawyers, and professionals in related industries may seek to develop similar software programs and databases and to establish web sites which offer same "full-process" estate planning (i.e., data collection through documentation) directly to the user.

There are competitors within the workflow system market such as Versa.com and Pegasus.com in which Global-Vision's Silverado system will be marketed. We are not aware of any direct competitor that has a product with the same price point and with ability and combination of features that is contained in the Silverado system. However, existing software providers may seek to develop similar systems and market them in competition with Global-Vision.

EMPLOYEES

As of September 30, 2000, Xpedian had four full-time employees. Dale K.
Chapman, who serves as our President, Chief Executive Officer, Secretary and Treasurer, is currently the only officer. Our employees are not represented by a labor union. We believe that our employee relations are satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY

As of the August 12, 1999, we relocated our principal executive offices to 6230 Fairview Road, Suite 102, Charlotte, North Carolina. This office space is in good condition and is leased for two years, with termination on August 12, 2001. The leased space covers approximately 800 square feet. The annual rent is $11,900.

ITEM 3. LEGAL PROCEEDINGS.

On November 16, 1994, Morton I. Singerman obtained an amended final judgment against the defendants in the following action, Morton Singerman v. Triumph Financial Corp., IRT Industries, Inc. et al., Defendants, Case #90-27018-20, in the Circuit Court of the 17th Judicial Circuit, Broward County, Florida. The judgment was issued against the defendants, including our predecessor Triumph Capital, Inc., Triumph Financial Corp. and Stephen Telsey and was in the original amount of $22,173 plus interest. During the last quarter of 1999, all amounts owed Morton I. Singerman were paid in full and all claims against Xpedian have been released.

On March 21, 1997, we filed a complaint against International Corporation, K&Z, S.A, in IRT Industries, Inc. v. International Corporation, K&Z, S.A., a Costa Rican corporation; Securities Transfer Corporation, a Texas corporation; Ron Rafael Zavalla Tasies; and Pacific International Securities, Inc., a Canadian corporation, Defendants, Case #97-4323, in the Circuit Court of the 17th

Judicial Circuit, Broward County, Florida. In the complaint, we allege that the defendants breached an agreement to sell a license to operate a casino in San Jose, Costa Rica. As consideration for the license, the defendants issued a promissory note for $ 595,000, while simultaneously purchasing 2,400,000 shares of our common stock. As security for the validity of the license, the defendants pledged a certain number of shares of our common stock and agreed not to transfer the shares until the validity of the license could be confirmed. However, one of the co-defendants, Tasies, attempted to transfer his shares. We then placed a stop-transfer order on the defendant's shares. Tasies subsequently filed a counterclaim against us alleging that we improperly caused a stop-transfer order to be placed on his shares of our common stock. Tasies is seeking damages in excess of $300,000. We believe that the counter-claim has no merit. However, if the counter-claim were to be adjudicated against Xpedian, there can be no assurance that the outcome would not have a material adverse effect on our liquidity, financial position, or results of operations.

On January 12, 1998, Jose Humberto Brenes filed a complaint against us in Jose Humberto Brenes v. IRT Industries, Inc., Case #97-0102510-18, in the 17th Judicial Circuit, Broward County, Florida. In the complaint, the plaintiff alleges that IRT Industries, Inc. defaulted on its obligation to make payments due under a guarantee. The plaintiff seeks damages of approximately $119,000. The plaintiff voluntarily dismissed the action on November 4, 1998, indicating that he intended to re-file the action seek to collect the alleged damages unless the parties can reach a settlement. The plaintiff re-filed the complaint and received a default judgment against Xpedian. The default judgment was later vacated because we were not properly notified of the plaintiff's filing. Xpedian and the Plaintiff entered into court ordered mediation and on September 19, 2000, signed an agreement to settle the matter. As part of the settlement agreement, we agreed to pay the Plaintiff $80,000 in payments between September 30, 2000, and December 31, 2000. However, should we be unable to make these payments, there can be no assurance that the outcome would not have a material adverse effect on our liquidity, financial position, or results of operations.

On November 2, 1998, Jose Humberto Brenes-Jenkins (also known as Jose Humberto Brenes), as a shareholder, and on behalf of IRT Industries Inc., filed a complaint against Richard R. Rossi in Jose Humberto Brenes-Jenkins, as a Shareholder and in the right of IRT Industries, Inc. v. Richard R. Rossi, Case #98-9852 AI in the Circuit Court of the 15th Judicial Circuit, Palm Beach County, Florida. In the complaint, the plaintiff alleged that Richard R. Rossi, the then President and Director of IRT had breached his fiduciary duty by causing us to enter into certain stock purchase transactions with entities controlled by him resulting in losses to us. The complaint alleged damages of $550,000. On April 30, 1999, the Court granted the plaintiff's motion for a final default judgment in our favor and ordered the defendant to pay damages in the amount of $695,712 (including a principal sum of $ 550,000 plus prejudgment interest for $145,712). In October 1999, we were informed that prior to his resignation, our former President, Mr. Arnold Wrobel, signed a directors resolution releasing Mr. Rossi from all liability for actions that he took while working for us. Neither the complaint, the judgment, nor the release of liability, were disclosed to CCG or to current management until the matter was brought to our attention by the original plaintiff's attorney. We are investigating what, if any actions can be taken to collect this judgment. However, there can be no assurance that we will be able to collect the damages awarded from the defendant.

On November 25, 1998, our management at that time voluntarily entered into a Consent to Entry of Judgment of Permanent Injunction and Other Relief in connection with In the Matter of IRT Industries, Inc., Securities and Exchange Commission ("SEC") File No. A-1605, pursuant to which the SEC has the right to present to the United States District Court, Southern District of Florida (Miami Division) a Final Judgment without further notice to us. The proposed Final Judgment restrains and enjoins us from committing fraud in violation of Section 17(a) of the Securities Act of 1933, as amended or Section 10(b) of the Securities Exchange Act of 1934 as amended and Rule 10-5. In the event that we fail to comply with the terms of the Final Judgment, the SEC will be able to petition the Court to assess civil penalties against us.

On February 10, 1999, Oscar Hammond filed a complaint against IRT Industries, Inc. in Oscar Hammond v. IRT Industries, Inc.; D.L. Cromwell Investments, Inc.; Rossi & Associates, Attorneys, P.A.; Texas Capital Securities; Brad Nirenberg, Individually; and Robert Brook, Individually, Case # 99001496AG in the Circuit Court of the 15th Judicial Circuit, Palm Beach County, Florida Civil Division. In the complaint, the plaintiff alleged the defendants made various misrepresentations and fraudulent statements to him thereby inducing him to purchase our shares of common stock at a cost of approximately $100,000, which shares subsequently decreased in value. The complaint seeks to rescind the sale of the common stock or alternatively, damages of up to $100,000. We believe that the complaint has no merit and we intend to vigorously defend the action. However, if the action were to be adjudicated against us, there can be no assurance that the outcome would not have a material adverse effect on our liquidity, financial position, or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Xpedian's common stock is traded on the OTCBB (trading-symbol: XPDN). At September 30, 2000, we had approximately 1000 stockholders of record according to the records of our transfer agent, Securities Transfer Corporation. Because, in many cases, brokers and other institutions hold shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

The following table sets forth the high and low bid prices of common stock for each of the last eight fiscal quarters, as reported by IDD Information Services, Tradeline(R). The quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commission, and may not necessarily represent actual transactions.

                                              RANGE OF BIDS FOR THE COMMON STOCK
FISCAL 2000                                        HIGH                  LOW


First Quarter (July, August, September)            $  .56               $  .47
Second Quarter (October, November, December)       $  .32               $  .29
Third Quarter (January, February, March)           $ 1.65               $ 1.44
Fourth Quarter (April, May, June)                  $  .65               $  .45

FISCAL 1999

First Quarter (July, August, September)            $  .39               $  .06
Second Quarter (October, November, December)       $  .41               $  .05
Third Quarter (January, February, March)           $ 2.56               $  .13
Fourth Quarter (April, May, June)                  $ 3.13               $  .19


To date, we have not paid any dividends on our common stock and we do not expect to pay any dividends in the near future. Instead, we intend to retain all earnings to finance the growth and development of our business.

In March 2000, Xpedian offered for sale to qualified investors up to 870,000 shares of its common stock under a private placement to qualified investors, pursuant to an exemption available under the Securities Act of 1933. Under this offering, 869,117 shares were issued at a price of $.68, generating gross proceeds of approximately $591,000, with commissions being paid of approximately $59,000.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The following discussion and analysis provides information, management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

GENERAL

Near the end of fiscal year 1998, our former management changed our focus from owning and operating casinos and related activities, to focus on domestic opportunities in the Internet area. Subsequently, in 1998 and 1999, they discontinued operations in the casino and related activities, and began an active search for domestic Internet opportunities. They sold the final remaining casino operation in February 1999. In April 1999, they made an unsuccessful attempt to purchase ThinkBid.com, the Internet Auction site. On August 2, 1999, former management completed negotiations with Commerce Capital Group, L.L.C. ("CCG") for the right to license and market CCG's emerging line of Internet-based financial services products. During the year ended June 30, 1999, we had both operating revenues and operating businesses. The financial statements for that year reflect those revenues; however they also reflect the decision to discontinue gaming operations. Thus the financial statements for the year ended June 30, 1999, contain the remainder of the losses and provisions for losses incurred as the result of the decision to discontinue gaming operations, as reflected herein in the Consolidated Statements of Loss on "Discontinued Operations". During the year ended June 30, 1999, we had some operating businesses and revenues from gaming operations that we completed divestment of in February 1999. The financial information for fiscal year 1999 and statements provided herein reflect the operations of the discontinued casino operations. All revenue and expenditure information discussed herein is reflected in the Consolidated Statements of Loss as "Discontinued Operations". As will be seen in our financials and in the analysis listed below, the 1998 charge-off caused a significant decrease in losses when comparing 1998 and 1999, but had little effect when comparing 1999 and 2000.

RESULTS OF OPERATIONS

Year Ended June 30, 2000 Compared to Year Ended June 30, 1999

Net Revenues for both years remained at zero. Revenue collected during 1999 was credited to the subsidiaries that generated the revenues. When consolidated for our financial reporting, these revenues were offset by the losses posted due to final discontinuation of casino operations. There were no subsidiaries during 2000.

Expenses increased by 185.6 % in last fiscal year, going from $993,241 in the year ended June 30, 1999 to $2,837,092 in the year ended June 30, 2000. This increase is due to the lack of activity during 1999 and an increase in activity in 2000 due to the signing of our license agreement with CCG on August 2, 1999.

During the 1999 fiscal year, we were divesting our casino operations and had no other operations. There was thus only a minimal need for consultants and professional administrative services. In fiscal year 2000, that need increased significantly as we began planning and implementing the steps necessary to exploit our license with CCG. Other Income increased by 9.3% from $48,915 in the fiscal year ended June 30, 1999 to $53,468 in the fiscal year ended June 30, 2000. Interest income decreased by 93.3% from $71,415 in the fiscal year ended June 30, 1999 as compared to $4,745 in the fiscal year ended June 30, 2000.

Losses posted due to Continuing Operations increased by 185.6% in the last fiscal year, going from $993,241 in the fiscal year ended June 30, 2000 to $2,837,092 in the fiscal year ended June 30, 2000. Like the increase in expenses, the increase in operational losses is largely attributed to increased activity and expenses brought on by our efforts to implement the license agreement with Commerce Capital Group, LLC. Due to delays in initial product delivery until May 2000, we were unable to generate significant revenues during the fiscal year ended June 30, 2000, and thus were unable to offset our increased operational costs. We experienced a net loss of $2,754,300 for the year ended June 30, 2000. Compared to the loss of $956,736 in the year ended June 30, 1999, this represents a 188% increase in net loss. The difference in losses between 1999 and 2000 is almost entirely made up of professional and consultant fees.

Our financial resources were extremely limited during 2000. As a result, whenever possible, we negotiated contracts with professionals and consultants to provide the services that we needed in exchange for stock. Please note that a third of the stock paid for consultants fees (1.6 million shares), was paid in an S-8 registration filed by former management three days before the signing of our license agreement with CCG. The approximate net loss at this point was $833,400, or about 30% of our entire loss for the year. None of those shares went to provide services to Xpedian during the remainder of the year. Net loss per share (basic and diluted) decreased by 18.1% in the last fiscal year, going from $.11 in the fiscal year ended June 30, 1999, to $.09 in the year ended June 30, 2000. As our net loss reported above indicates, this decrease is not due to a decrease in Net Losses. Rather, the drop in net loss per share is attributed to the significant increase in shares issued during the fiscal year ended June 30, 2000, due to our license agreement with CCG and our use of stock in payment for services. Had the shares not increased during fiscal 2000, there would have been a 294 % increase in loss per share, from $.11 to $.33. Beyond that point the trend is very difficult to analyze because, had the license agreement and the resulting share issuance not occurred, we would not have needed the consulting and professional services that caused the loss in the first place.

Liquidity and Capital Resources

As of June 30, 2000, cash and cash equivalents were $59,261 as compared with $1,904 at June 30, 1999. The increase is due to our acquiring $840,000 in capital through the sale of stock and the exercising of warrants issued to a consultant. The increase is not due to revenue. We will continue to incur operating losses until we achieve full launch of the PEP (tm) system and have achieved some level of penetration into our target markets. We had working capital of $168,670 as of June 30, 2000. This is a dramatic increase over the working capital deficit of ($144,714) as of June 30, 1999.

Inflation and Seasonality

The rate of inflation was insignificant during the year ended June 30, 2000. The Company's business is not expected to be seasonal.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Xpedian operates in a rapidly changing environment that involves numerous risks, some of which are beyond our control. The following discussion highlights some of these risks:

Limited Operating History

Since management changed our strategic focus in 1998 to the proposed acquisition and development of Internet-based domestic businesses, we have yet to generate significant revenues from operations. With the launch of the InsTrust product in May 2000, we began marketing efforts but have not had time to educate our target audience and penetrate the market to the extent necessary. We will be required to incur significant marketing expenses, including advertising and promotion expenses, to launch new products and achieve penetration and usage. There can be no assurance that our products will be given sufficient consumer acceptance at their intended price range or any other price range to enable us to generate significant revenues or to operate profitably.

Need for Financing

We will have to raise funds in order to facilitate our business strategy. As we are not presently generating significant revenues, we will have to raise funds from outside sources to fund our developmental and working capital needs, and we may need to raise funds in order to respond to unanticipated competitive pressures. In addition, if we experience rapid growth, we may require additional funds to expand our operations or to enlarge our organization and increase our personnel. There can be no assurance that we will be able to obtain financing on favorable terms or that additional financing will be available, if at all. If adequate funds are not available or are not available on favorable terms, we may not be able to support our developmental and day-to-day activities, or otherwise respond to unanticipated competitive pressures. Such inability to obtain financing could have a material adverse effect on our business, financial condition or results of operations and could require us to materially reduce, suspend or cease operations.

Dependence upon a Single Officer

The success of Xpedian depends upon the continued employment of its single officer level employee and upon our ability to support that officer. If we lose the services of this officer and are unable to find a suitable replacement, or if we are unable to provide the support necessary for him to function effectively, our business could be adversely affected.

Reliance Upon a Single License

Xpedian's Internet based estate planning products are based upon proprietary software that the licensor has granted to us under a license. The license grants the right to market the software in a specific territory that may be expanded in the future. There can be no assurance that the proprietary nature of the software will not be infringed upon or that others will not try to reproduce the software. Furthermore, there can be no assurance that the license will afford protection against possible competitors who might seek to market their products in the same territory and to the same customers. In the event that the licensor terminates the license (which it may do under circumstances including a material breach of the terms of the license), the termination could have a material adverse effect on our business.

Compliance with Law

We will attempt to comply with laws and regulations applicable to our planned business. In this early stage of our business, we intend to investigate the laws and regulations of relevant jurisdictions, particularly the question of whether any aspect of the business would constitute the unauthorized practice of law. Based upon the experience and representations of CCG, we believe that the PEP (tm) system would not constitute the unauthorized practice of law within the states where we may do business. In the event it were determined that this business does constitute the unauthorized practice of law, Xpedian could be subjected to investigations, lawsuits, expenses and risks that could severely and adversely affect operations.

Marketing; Sales

We have targeted potential customer groups for our proposed Internet-based estate planning products including certified public accountants, insurance agents, stockbrokers, financial planners, lawyers, and professionals in human resources. There can be no assurance that we will be successful in marketing and selling our proposed products to such potential customers or in generating revenues from such sales. Furthermore there can be no assurance that our proposed products will achieve significant market acceptance or will generate significant revenue. Additional products that we plan to directly or indirectly market in the future are in various stages of development.

Revenue Growth and Economic Conditions

The revenue growth and profitability of our proposed Internet-based estate planning products, depends on the overall demand for estate-planning services. Because our potential customers are primarily professional and financial services advisers, our business also depends on general economic conditions. A softening of the demand for estate planning services from professional and financial services advisers caused by a weakening of the economy may result in lack of revenues or lack of growth.

Competition

Although we are not aware of any direct competitors to our Internet-based estate-planning products, there can be no assurance that providers of financial services including certified public accountants, insurance agents, stockbrokers, financial planners, lawyers, and professionals in human resources and related fields will not seek to develop similar products. Moreover, we are aware of numerous personal computer products providing some but not all of the features and benefits of our web-based estate planning product. Providers of financial services including certified public accountants, insurance agents, stockbrokers, financial planners, lawyers, and professionals in related industries may also seek to develop similar software programs and databases and to establish web sites which offer same "full-process" estate-planning (i.e., data collection through documentation) directly to the user.

There are competitors within the workflow system market in which Global-Vision's Silverado system will be marketed. We are not aware of any direct competitor that has a product with ability and combination of features that is contained in the Silverado system. However, existing software providers may seek to develop similar systems and market them in competition with Global-Vision.

Control by Majority Shareholder

The licensor of the Internet-based estate-planning product, Commerce Capital Group, L.L.C. ("CCG"), owns approximately 50% of our common stock. Although
CCG does not presently have a representative appointed as an officer or director, there can be no assurance that CCG, based upon its majority ownership, would not seek to elect all our directors and/or replace our officers and to determine the results of all matters submitted to the stockholders for action including fundamental corporate transactions.

Absence of Dividends

We do not expect to declare or pay any dividends in the foreseeable future, but instead intend to retain earnings, if any, to expand operations.

Changes in Federal Estate Taxation

Legislation has been proposed in U.S. Congress to phase out the federal estate tax over a number of years. While the prospects of such legislation are uncertain, should the legislation become law, the PEP (TM) product could become of limited usefulness and we could be materially and adversely affected. Traditional planning would be unaffected, including guardian appointment for minor children, probate avoidance, appointing personal representatives such as executors, attorneys-in-fact, trustee, etc. and distribution of property by personal directive.

Government Regulation of the Internet

Due to the increased use of the Internet by individuals and businesses, it is possible that federal or state laws or regulations governing the use of the Internet may be adopted, with respect to privacy, pricing, characteristics of products or services and taxation. We cannot predict the impact, if any, that future laws or regulations or legal or regulatory changes may have on our estate planning or wireless businesses.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements of Xpedian in response to this Item are as follows:

                               XPEDIAN, INC.

                              FINANCIAL STATEMENTS

                             June 30, 2000 and 1999

                                    CONTENTS

                                                              PAGE
                                                              ----
INDEPENDENT AUDITOR'S REPORT                                  F-2

FINANCIAL STATEMENTS
Balance Sheets                                                F-3
Statements of Loss                                            F-4
Statements of Cash Flows                                      F-5
Statements of Stockholders' Equity
  (Deficiency in Assets)                                      F-6


NOTES TO FINANCIAL STATEMENTS                          F-7 to F-14

Dohan and Company                                7700 North Kendall Drive, #204
CERTIFIED PUBLIC ACCOUNTANTS                          Miami, Florida 33156-7564
A Professional Association                           Telephone:  (305) 274-1366
                                                      Facsimile: (305) 274-1368

                          INDEPENDENT AUDITOR'S REPORT

Stockholders and Board of Directors
Xpedian, Inc.
Charlotte, NC

We have audited the accompanying balance sheets of Xpedian, Inc., as of June 30, 2000 and 1999, and the related statements of loss, cash flows and stockholders' equity (deficiency in assets) for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xpedian, Inc. at June 30, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                            /s/ Dohan and Company, P.A.
                                            Certified Public Accountants

Miami, Florida
September 29, 2000

XPEDIAN, INC.
BALANCE SHEETS
June 30,                                                  2000           1999
                                                       ----------    -----------
ASSETS

CURRENT ASSETS
Cash and cash equivalents ........................     $   59,261    $    1,904
Trading securities ...............................        294,888          -
Common stock held in escrow ......................             30            30
Note receivable - consultant .....................         76,039          -
Advances to related parties ......................         40,000          -
Other advances ...................................          7,168          -
Deposit ..........................................          2,773          -
                                                       ----------    ----------
     TOTAL CURRENT ASSETS ........................        480,159         1,934

PROPERTY AND EQUIPMENT ...........................         34,554          -

SOFTWARE LICENSE .................................        644,370          -

SECURITY DEPOSITS ................................          1,935          -
                                                       ----------    -----------
     TOTAL ASSETS ................................     $1,161,018    $    1,934
                                                       ==========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

CURRENT LIABILITIES
Margin loan ..................................         $   98,094    $     -
Accounts payable .............................             42,597        35,833
Accrued liabilities ..........................            148,153        46,500
Taxes payable ................................              3,318         3,318
Due to related parties .......................              4,000        60,000
Advances from others .........................               -            1,000
Advances from officer ........................              6,306          -
                                                       ----------    -----------
     TOTAL CURRENT LIABILITIES ...............            302,468       146,651
                                                       ----------    -----------

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
Common stock; $.001 par value;
   100,000,000 shares authorized; 35,875,430
   and 8,450,331 issued and outstanding ......              3,588           845
Additional paid-in capital ...................         12,990,881     9,236,057
Treasury stock ...............................                (60)          (60)
Deficit ......................................        (12,135,859)   (9,381,559)
                                                       ----------    -----------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY
       IN ASSETS) ............................            858,550      (144,717)
                                                       ----------    -----------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIENCY IN ASSETS) .........         $1,161,018    $    1,934
                                                       ==========    ===========
See accompanying notes.

XPEDIAN, INC.
STATEMENTS OF LOSS
For the years ended June 30,                              2000           1999
                                                       ----------    -----------
OPERATING EXPENSES
Advertising ..................................         $   79,324    $  102,000
Bad debts ....................................               -          435,571
Depreciation and amortization ................                750          -
Office rent ..................................             10,025          -
General and administrative ...................             22,951         5,457
Insurance ....................................             31,123          -
Interest .....................................              4,222          -
Consulting and professional fees .............          2,165,810       413,487
Promotion and entertainment ..................             66,903          -
Officers' compensation .......................            396,850          -
Payroll and related taxes ....................             10,541          -
Travel .......................................             19,269        14,228
                                                       ----------    -----------
     TOTAL OPERATING EXPENSES ................          2,807,768       970,743
                                                       ----------    -----------
OTHER INCOME (LOSS)
Interest income...............................             4,746         71,415
Litigation settlement expense.................            (8,500)       (22,500)
Forgiveness of debt...........................            60,000           -
Loss on marketable securities.................            (2,778)          -
                                                       ----------    -----------
     TOTAL OTHER INCOME.......................             53,468        48,915
                                                       ----------    -----------
LOSS FROM CONTINUING OPERATIONS
   BEFORE INCOME TAX BENEFITS.................         (2,754,300)     (921,828)

PROVISION FOR INCOME TAXES....................               -             -
                                                       ----------    -----------
LOSS FROM CONTINUING OPERATIONS,
   NET OF INCOME TAX BENEFITS.................         (2,754,300)     (921,828)

DISCONTINUED OPERATIONS.......................
Loss from operations of discontinued subsidiaries            -         (116,676)
Gain on disposal of discontinued subsidiary...               -           81,768
Income tax benefits...........................               -             -
                                                       ----------    -----------
LOSS ON DISCONTINUED OPERATIONS,
   NET OF INCOME TAX BENEFITS.................               -          (34,908)
                                                       ----------    -----------
NET LOSS......................................        $(2,754,300)   $ (956,736)
                                                      ============   ===========
NET LOSS PER SHARE
--------------------------------------------------------------------------------
Basic from continuing operations..............        $     (0.09)   $    (0.11)
Diluted from continuing operations............        $     (0.09)   $    (0.11)
--------------------------------------------------------------------------------
Basic from discontinued operations............        $      -       $    (0.01)
Diluted from discontinued operations..........        $      -       $    (0.01)
--------------------------------------------------------------------------------
Basic.........................................        $     (0.09)   $    (0.12)
Diluted.......................................        $     (0.09)   $    (0.12)
--------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic.........................................         31,073,129     8,081,290
Diluted.......................................         31,643,814     8,081,290
================================================================================
See accompanying notes.

XPEDIAN, INC.
STATEMENTS OF CASH FLOWS
For the years ended June 30,                              2000           1999
                                                      ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ..........................................   $(2,754,300)   $ (956,736)
Adjustments to reconcile net loss
 to net cash provided by operating activities:
Depreciation and amortization .....................           750          -
Accrued interest on stock subscription receivable..          -          (71,415)
Accrued interest income............................        (1,040)         -
Common stock issued for services...................     2,375,633       450,000
Forgiveness of debt................................       (60,000)         -
Bad debts..........................................          -          435,571
Net unrealized loss on trading securities..........        21,306          -
Purchases of trading securities....................    (1,622,382)         -
Proceeds from sales of trading securities..........     1,324,716          -
Realized gain on sale of trading securities........       (18,528)         -

(Increase) decrease in assets:
   Deposits........................................        (4,708)         -
   Net current assets of discontinued operations...          -           57,821
Increase (decrease) in liabilities:
   Accounts payable................................         6,764       (24,323)
   Accrued liabilities.............................       101,653          -
   Margin loan to purchase trading securities......        98,094          -
   Net current liabilities of discontinued operations        -          (34,913)
                                                       ----------    -----------
NET CASH USED BY OPERATING ACTIVITIES .............      (532,042)     (143,995)
                                                       ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issuance..............................       737,564        25,000
Loan from stockholder..............................         9,306        60,000
Due from others....................................          -            1,000
Receipts from subscription receivable..............          -           50,000
                                                       ----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES .........       746,870       136,000
                                                       ----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment.................       (35,304)         -
Advances to related parties........................       (47,167)         -
Note receivable to consultant......................       (75,000)         -
Proceeds from loan payable.........................       105,000          -
Payments on loan payable...........................      (105,000)         -
                                                       ----------    -----------
NET CASH USED BY INVESTING ACTIVITIES .............      (157,471)         -
                                                       ----------    -----------
 INCREASE (DECREASE) IN CASH ......................        57,357        (7,995)

CASH, beginning of year ...........................         1,904         9,899
                                                       ----------    -----------
CASH, end of year .................................   $    59,261    $    1,904
                                                      ===========    ===========

SUPPLEMENTAL DISCLOSURES
Interest received .................................   $     3,696    $      -
Interest paid .....................................   $     4,222    $      -
Income taxes paid..................................   $      -       $      -

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Common stock issued for services...................   $ 2,375,633    $      -
Common stock issued for subscriptions receivable...   $      -       $1,015,269
Common stock issued to acquire software license....   $   644,370    $     -
                                                      ===========    ===========
See accompanying notes.

XPEDIAN, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
For the years ended June 30, 2000 and 1999


                                             NUMBER      COMMON      ADDITIONAL
                                               OF         STOCK        PAID-IN
DESCRIPTION                                  SHARES      AMOUNT       CAPITAL
--------------------------------------------------------------------------------

BALANCE AT JUNE 30, 1998                   6,600,331   $      660   $  8,761,242
 Issuance of common stock for services     1,500,000          150        449,850
 Purchase of common stock                    350,000           35         24,965
 Payments on subscription receivable            -            -              -
 Accrued interest on subscription receivable    -            -              -
 Allowance of stock subscriptions receivable    -            -              -
 Net loss for the year ended June 30, 1999      -            -              -
--------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1999                   8,450,331          845     9,236,057
 Issuance of common stock for services     5,240,451          524     2,375,109
 Issuance of common stock for software
   license                                21,000,000        2,100       642,270
Sale of common stock                       1,184,648          119       737,445
Net loss for the year ended June 30, 2000       -            -             -
--------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2000                  35,875,430   $    3,588   $12,990,881
================================================================================

                                                                      TREASURY
DESCRIPTION                                              DEFICIT       STOCK
--------------------------------------------------------------------------------

BALANCE AT JUNE 30, 1998                              $(8,424,823)  $       (60)
 Issuance of common stock for services                       -             -
 Purchase of common stock                                    -             -
 Payments on subscription receivable                         -             -
 Accrued interest on subscription receivable                 -             -
 Allowance of stock subscriptions receivable                 -             -
 Net loss for the year ended June 30, 1999               (956,736)         -
--------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1999                               (9,381,559)          (60)
 Issuance of common stock for services                       -             -
 Issuance of common stock for software
   license                                                   -             -
Sale of common stock                                         -             -
Net loss for the year ended June 30, 2000              (2,754,300)         -
--------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2000                             $(12,135,859)  $       (60)
================================================================================

                                                                      TOTAL
                                                                   STOCKHOLDERS'
                                                         STOCK        EQUITY
                                                      SUBSCRIPTION  (DEFICIENCY
DESCRIPTION                                            RECEIVABLE    IN ASSETS)
--------------------------------------------------------------------------------

BALANCE AT JUNE 30, 1998                              $(  414,156)  $(   77,137)
 Issuance of common stock for services                       -          450,000
 Purchase of common stock                                    -           25,000
 Payments on subscription receivable                       50,000        50,000
 Accrued interest on subscription receivable              (71,415)      (71,415)
 Allowance of stock subscriptions receivable              435,571       435,571
 Net loss for the year ended June 30, 1999                   -         (956,736)
--------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1999                                     -         (144,717)
 Issuance of common stock for services                       -        2,375,633
 Issuance of common stock for software
   license                                                   -          644,370
Sale of common stock                                         -          737,564
Net loss for the year ended June 30, 2000                            (2,754,300)
--------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2000                             $       -      $   858,550
================================================================================
See accompanying notes.

XPEDIAN, INC.
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2000 AND 1999

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITY Xpedian, Inc. (Xpedian) was incorporated in Florida in August 1986, as Triumph Capital, Inc. (Triumph). Triumph was originally engaged in the stock transfer business. In 1992, Triumph changed its name to IRT Industries, Inc. (IRT) as part of a reorganization in which it exchanged 2,900,000 of its common stock for all of the issued and outstanding shares of IRT Industries, Inc., a company incorporated in California on December 13, 1990, pursuing environmental business opportunities. Triumph then merged into IRT and reincorporated in the State of Florida. By the end of the fiscal year ended June 30, 1996, IRT had discontinued most of its prior business activities. In March 1996, the management of IRT changed as a result of the sale of a majority of its outstanding shares of common stock. Under its new management, IRT sought international casino acquisition opportunities throughout Latin America.

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

On January 25, 2000, the Company changed its name to Xpedian, Inc. The management of Xpedian also changed because of an exchange of a majority of its common stock. The new management then changed the Company's focus to domestic opportunities in the Internet area and other business areas.

BASIS OF PRESENTATION The consolidated financial statements include the accounts of Xpedian, Inc. and its wholly-owned foreign subsidiary, Juegos Ruro, S.A for 1999. All significant intercompany accounts and transactions of Xpedian and subsidiary have been eliminated in consolidation. Xpedian discontinued the operations of Juegos, which was also sold in 1999. Accordingly, the casino operations are classified under the heading of "Discontinued Operations", in the consolidated statements of loss.

CASH AND CASH EQUIVALENTS For purposes of the statements of cash flows, Xpedian considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

CONCENTRATION OF CREDIT RISK As of June 30, 1999, Xpedian had outstanding stock subscriptions receivable, which were secured by Xpedian's common stock and were non-interest bearing. The carrying value of these receivables was reduced to estimated fair market value by imputing interest and in 1999, and an allowance for uncollectibility. In addition, the Company has advanced funds to consultants and related parties. Were these entities to experience financial difficulties, it is possible that the Company will not be able to collect these receivables.

INVESTMENTS AND MARKETABLE SECURITIES The Company records investments and marketable securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 establishes accounting and reporting requirements for investments in equity securities that have readily determinable fair values and for all investments in debt securities. All investment securities must be classified as one of the following: held-to-maturity, trading or available-for-sale. Equity securities that the Company bought and hold principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the consolidated balance sheets, with the change in fair value during the year included in the earnings of that year. Fair value is determined by the most recently traded price of each security at the Company's balance sheet date. Net realized gains or losses are determined on the specific identification cost method. At June 30, 2000, all of the Company's investments and marketable securities were classified in the trading category.

PROPERTY AND EQUIPMENT Property and equipment is recorded at cost. Expenditures for major betterments and additions are charged to the property accounts, while replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are charged to expense currently.

Depreciation is computed principally using the straight-line method, based on the estimated useful lives of the assets, which is five years. Property and equipment used in Xpedian's former casino operations was classified in "net current assets of discontinued operations."

LICENSES AND LEASEHOLD INTERESTS AND AMORTIZATION Amounts expended in connection with the acquisition of the Juegos casino gaming license and leasehold interests had been capitalized and amortized over the term of the lease, including the first lease option extension period, for a total of 150 months. Operating casino and leasehold interests had been capitalized and amortized over the initial term of the lease and the first expected extension period, for a total of 150 months. These assets are reflected in the balance sheets as "net current assets of discontinued operations".

SOFTWARE LICENSE Software license acquired will be amortized on a straight-line basis over the estimated useful life of the asset, expected to be sixty months, when it is placed in service.

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

NET LOSS PER SHARE In accordance with the provisions of SFAS No. 128, "Earnings Per Share", basic net loss per common share from continuing operations is computed by dividing the loss from continuing operations by the weighted average number of common shares outstanding during each period. Basic net loss per common share from discontinued operations is computed by dividing the loss from discontinued operations by the weighted average number of common shares outstanding during each period. Basic net loss per common share is computed by dividing the net loss by the average number of common shares outstanding during each period. Diluted net loss per common share includes the dilutive effect of potential stock option exercises, calculated using the treasury stock method.

INCOME TAXES Income taxes are computed under the provisions of the Financial Accounting Standards Board (FASB) Statement 109 No. (SFAS 109), Accounting for Income Taxes. SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the difference in events that have been recognized in Xpedian's financial statements compared to the tax returns.

USE OF ESTIMATES Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FOREIGN CURRENCY CONVERSION The functional currency of the wholly-owned subsidiary located in Costa Rica is the colon (/c/) and its account balances have been translated in accordance with SFAS No. 52, "Foreign Currency Translation." Assets and liabilities have been translated at exchange rates as of the end of the year. The income statement at June 30, 1999, was converted to U.S. dollars based on the average monthly exchange rate.

The gain resulting from the translation of foreign currency for the year ended June 30, 1999, was $38,464. This gain is included in the consolidated statements of loss in determining the loss on disposal of discontinued subsidiary.

ADVERTISING COSTS Advertising costs are expensed as incurred. Advertising expense was $79,324 and $102,000 for the years ended June 30, 2000 and 1999, respectively.

RECLASSIFICATION AND RESTATEMENT Certain prior year amounts have been reclassified to conform to the current year's presentation.

NOTE 2.  DISCONTINUED OPERATIONS

In February 1999, Xpedian entered into an agreement to sell the business and all assets and properties related to the operations of its subsidiary, Juegos Ruro, S.A. for a price of $81,906. A total of $64,406 was used to pay Xpedian's debts and liabilities and $17,500 was payable directly to Xpedian. Accordingly, the results of Juegos are reported separately as "Loss from operations of discontinued operations."

Net revenues for Juegos for the year ended June 30, 1999, was approximately $37,816.

NOTE 3.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107. The fair value amounts have been determined based on available market information and appropriate valuation methodology. The carrying amounts and estimated fair values of Xpedian's financial assets and liabilities approximate fair value due to the short maturity of the instruments. The fair value of the stock subscriptions receivable were estimated based on an annual interest rate of 18% and the anticipated dates of payment and have been reduced accordingly. Fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment; therefore, fair value cannot be determined with precision.

NOTE 4.  MARKETABLE SECURITIES

Trading securities at June 30, 2000, consisted of equity securities with a fair value of $294,888 and a cost of $316,192. Unrealized loss at June 30, 2000 is $21,304. Gross realized gains for the year ended June 30, 2000 were $18,528.

NOTE 5.  PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

                                                          2000          1999
                                                       ----------    ----------
Transportation equipment                               $   14,990    $      -
Computer equipment and software                            20,314           -
                                                       ----------    ----------
                                                           35,304           -
Accumulated depreciation                              (       750)   (      -  )
                                                       ----------    ----------
Property and equipment, less accumulated depreciation  $   34,554    $      -
                                                       ==========    ==========

Depreciation expense for the years ending June 30, 2000 and 1999, amounted to $750 and $0, respectively.

NOTE 6. RELATED PARTY TRANSACTIONS

During the year ended June 30, 2000 and 1999, legal fees of approximately $50,000 and $40,400, respectively, were charged to the Company by one of its former United States legal counsel, and a professional association whose principal shareholder was also a principal shareholder and was formerly President and Board of Directors Member of Xpedian.

During the year ended June 30, 2000, the President of the Company paid certain expenses on behalf of the Company. The total owed to the President at June 30, 2000 is $6,306.

During the year ended June 30, 2000, the Company advanced $25,000 to Global Vision and $15,000 to CCG, without interest and no fixed repayment terms. The Company believes these advances are due on demand.

On May 10, 2000, the Company advanced $75,000 to a consultant, IBF Consulting, Ltd., a company located in Tortola, British Virgin Islands, pursuant to a promissory note. The note provided for interest at the annual rate of 10% and required repayment September 1, 2000. The note was not repaid according to its terms and is currently in default. The note was secured by 300,000 shares of the Company's common stock. The note is reflected, together with accrued interest of $1,039, as a current asset on the Company's balance sheet. The Company is actively pursuing collection and expects to take whatever action is necessary to collect this amount.

NOTE 7. MANAGEMENT CHANGES

In September, 1998, the President of Xpedian resigned and in November, 1998, Xpedian confirmed the resignations of the then directors, Mr. Ross John and Mr. Ronnie D'Gallo, who then appointed as the new Board, to serve as sole Director, Arnold J. Wrobel. Mr. Wrobel also became the President, Secretary, and Treasurer.

On August 2, 1999, the then sole Director and officer of Xpedian appointed replacements to vacant seats, and resigned with the following persons holding, the following positions:

         Name                    Title
         ----                    -----
         Laurence F. Spears      Chairman of the Board
         Dale K. Chapman         President, Secretary, Treasurer, and Director
         Eric F. Heintschel      Director

Gary N. Dixon, Sr., following the closing with Commerce Capital Group, LLC, acted as Director and Chairman, and was replaced by Mr. Spears. Mr. Spears resigned as Chairman of the Board on October 11, 1999. Mr. Dixon serves on a newly established Advisory Committee for Xpedian.

During the fiscal year ended June 30, 2000, two more directors were added to the Board, Mr. James H. Feeney and Mr. James E. Kelly.

NOTE 8.  SOFTWARE LICENSE

As a result of the closing of the agreement discussed below, Xpedian now holds licensing rights for software distribution and marketing of artificial intelligence software licensed by Commerce Capital Group, LLC. Xpedian expects to use advanced technology to deliver web-based financial planning services. Xpedian expects that this e-commerce network will enable established brokerage firms, certified public accountants, financial planners, attorneys, and other financial intermediaries to provide value-added on-line products and services to their clients.

The new direction of Xpedian is the result of an agreement entered into on August 2, 1999, (the "License") between Xpedian, as licensee and Commerce Capital Group L.L.C., a South Carolina limited liability company ("CCG") pursuant to which Xpedian has the right to market and sell CCG's proprietary technology and software in a defined territory.

CCG is the holder of certain proprietary technology and software, for estate and financial planning, which will permit professionals, and others, to access forms, assistance and other pertinent information, on-line, through the Internet. CCG is in the process of establishing an Internet access site for users. CCG represented to Xpedian that over ten years and millions of dollars were expended in creating the software, content, trial testing, marketing, etc., and, the parties agreed that the market demand for the products is projected to produce revenues in the millions of dollars.

Pursuant to the License, Xpedian received an initial territory of the State of Florida, and representations from CCG to bring persons with substantial backgrounds and talents to the management of Xpedian, together with cooperation, training, and aid in obtaining financial assistance from CCG to build and implement its business model in the subject business area. CCG received, as initial consideration, twenty-one million shares of restricted common stock, as such term is defined under Rule 144 promulgated under the Securities Act of 1933, as amended, and established the terms for future territories.

In accordance with Accounting Principles Board Opinion No. 16 (APB 16),"Business Combination", the exchange of twenty-one million shares of the Company's common stock for the licensing agreement, created a business combination with CCG becoming a major shareholder. APB 16 requires that the value recorded for the software license is best represented by a transfer at CCG's historical cost. The agreement entitles Xpedian to the territory of the State of Florida, estimated by management to be 10% of the total market. The value of the software license was recorded at 10% of CCG's historical cost of approximately $6,443,700, or $644,370. No amortization has been recorded for the software license, since the license has not been placed in service.

NOTE 9.  STOCKHOLDERS' EQUITY

PRIVATE OFFERING In February 2000, the Board of Directors authorized Xpedian to offer and sell to qualified investors up to 870,000 shares of its common stock at a price of approximately $.68 per share under a private placement to qualified investors, pursuant to an exemption available under the Securities Act of 1933. Under this offering, 869,117 shares were issued at a price of $.68, generating net proceeds of $531,994. In connection with the offering, 65,531 shares of common stock were issued to two individuals as commissions for their assistance in raising funds. In addition, the Company negotiated with an accredited investor and sold common stock for a total of $250,000 or $1.00 per share. The Company agreed to register these shares no later than July 31, 2000.

STOCK ISSUED FOR SERVICES On July 24, 1998, Xpedian authorized 1,500,000 shares of common stock to be issued to various consultants for services pursuant to a registration statement on Form S-8 filed on August 14, 1998. The parties agreed that the value of each share was $.30.

On July 29, 1999, Xpedian granted consultants a total of 1,650,000 shares of its common stock as compensation for consultation and professional services which were rendered on its behalf, pursuant to a registration statement on Form S-8 filed on July 31, 1999. The parties agreed that the value of each share was $.50 for a total value of $825,000.

On November 16, 1999, the Board of Directors authorized the issuance of 1,110,000 shares of common stock to several individuals under a Consultant Services Plan as compensation for consultation services in connection with computer programming. These shares were registered on Form S-8 with the Securities and Exchange Commission. This stock was valued at $324,203.

In February 2000, the Board of Directors authorized the issuance of 2,130,000 shares of common stock to several individuals under a Consultant Services Plan as compensation for services in connection with advertising in European markets, analysis, legal, accounting and general personnel and offices consulting. These shares were registered on Form S-8 with the Securities and Exchange Commission. This stock was valued at $937,000.

STOCK ISSUED FOR SOFTWARE LICENSE Pursuant to the "Agreement for Purchase and Assignment of License", dated August 2, 1999, Xpedian acquired a software license (see Note 8) in exchange for the issuance of 21,000,000 shares of the Company's common stock.

NOTE 10.  INCENTIVE STOCK OPTION PLAN

Immediately following the closing with CCG, Xpedian established various plans to compensate persons for services provided, including an incentive stock option plan for non-employee directors. The plan relating to Directors provides that each Director will receive the following:

     (a) an option to purchase up to 100,000 shares of Xpedian's common stock at an exercise price of $.0001 per share which option is exercisable one year after the date the director is appointed and expires one year thereafter;
     (b) an option to purchase up to 100,000 shares of Xpedian's common stock at an exercise price of $.50 per share, which option is exercisable on the third anniversary of the date the director is appointed and expires one year thereafter; provided, however, the director must serve a minimum three year term; and provided, further, Xpedian is then profitable and meets certain financial criteria; and
     (c) an option to purchase up to 100,000 shares of Xpedian's common stock at an exercise price of $.50 per share which option is not exercisable unless the common stock per share trading price is equal $25 or more for twenty consecutive business days and once exercisable will vest immediately on such date and expire one year from such date, and provided that the director serve a three year minimum term.

Transactions during fiscal 2000, under the option plans were as follows:

Options outstanding at start of year                                       -
Options granted                                                         800,000
Options exercised                                                          -
Options cancelled                                                          -
                                                                     -----------
Options outstanding at June 30, 2000                                    800,000
                                                                     ==========

Options exercisable at June 30, 2000                                       -
                                                                     ===========

Weighted average exercise price per share outstanding
   and per share exercisable                                         $       .13
                                                                     ===========

NOTE 11. INCOME TAXES

Xpedian files its income tax return using the cash method of accounting wherein revenue is recognized when received and expenses are deducted when paid effectively eliminating all prepaid expenses, accounts payable and accrued expenses from the determination of taxable income or loss. For the years ended June 30, 2000 and 1999, Xpedian generated for U.S. income tax purposes net operating losses of approximately $2,612,300 and $979,278, respectively. These loss carryforwards expire in the years 2020 and 2019, respectively.

Xpedian had a net operating loss carryforward of approximately $4,413,961 as of June 30, 1999. However, as of August 2, 1999, there were ownership changes in Xpedian as defined in Section 382 of the Internal Revenue Code. Because of these changes, the Company's ability to utilize net operating losses and capital losses available before the ownership change is restricted to a total of approximately $392,385 per year (approximately 5.18% of the market value of Xpedian at the time of the ownership change). Therefore, substantial net operating loss carryforwards will, in all likelihood, be eliminated in future years due to the change in ownership. The utilization of the remaining carryforwards is dependent on the Company's ability to generate sufficient taxable income during the carryforward periods and no further significant changes in ownership.

The Company computes deferred income taxes under the provisions of Statement of Financial Accounting Standards No. 109, which requires the use of an asset and liability method of accounting for income taxes. Statement No. 109 provides for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that a portion of the deferred income tax benefits will not be realized. It is Management's opinion that the entire deferred tax benefit of approximately $1,085,120 at June 30, 2000, may not be recognized in future years, because the utilization of the remaining carryforwards is dependent on the Company's ability to generate sufficient taxable income during the carryforward periods and no further significant changes in ownership. Therefore, a valuation allowance equal to the deferred tax benefit of $1,085,120 has been established, resulting in no deferred tax assets as of the balance sheet dates.

Deferred income taxes and benefits for 2000 and 1999 are provided for income and expenses which are recognized in different periods for tax and financial reporting purposes. The principal temporary differences that give rise to the deferred tax asset (liability) and the effect (computed at 15%) that the changes in those temporary differences had on provision for deferred tax expense are as follows:

                                                          2000          1999
                                                       ----------    -----------
Deferred tax asset
Accounts payable                                       $    6,390    $    5,375
Accrued liabilities                                         3,195         4,350
Accrued officers compensation                              19,028          -
Unrealized loss on trading securities                       3,196          -
Net operating loss carryforward                         1,053,943       662,094
                                                       ----------    -----------
                                                        1,085,752       671,819
Valuation allowance                                    (1,085,120)   (  671,819)
                                                       ----------    -----------
  Total deferred tax asset                                    632          -
                                                       ----------    -----------

Deferred tax liability
Depreciation                                           (      632)   (      -  )
                                                       ----------    -----------
  Total deferred tax liability                         (      632)   (      -  )
                                                       ----------    -----------
  Net deferred tax asset (liability)                  ($     -   )   ($     -  )
                                                       ==========    ===========

NOTE 12.  COMMITMENTS AND CONTINGENCIES

OFFICE FACILITIES The Company leases its executive offices located in Charlotte, North Carolina under a two year operating lease that expires on September 30, 2001. Future minimum lease commitments for the years subsequent to June 30 are:

2000                                                                 $   11,929
2001                                                                      3,049
                                                                     -----------
                                                                     $   14,978
                                                                     ===========

Rent expense for the year ended June 30, 2000, was $3,987. Rent expense for the year ended June 30, 1999, was and $61,518, and is included under discontinued operations.

LITIGATION In November 1994, Morton I. Singerman obtained an amended final judgment against Xpedian. The judgment was issued against the defendants including the Company's predecessor Triumph Financial Corp. and Triumph Capital, Inc., which, with interest, was approximately $31,000. The Company has paid this settlement to Mr. Singerman. A portion of the settlement was paid in 1999 and the remainder was paid in fiscal year ended June 30, 2000. These amounts are reflected in the statement of loss as litigation settlement expense.

In March 1997, Xpedian filed a complaint against International Corporation, K&Z, S.A. and others. In the complaint, Xpedian alleged that the defendants had breached an agreement to sell a license to operate a casino in San Jose, Costa Rica. As consideration for the license, the defendants issued a promissory note in the amount of $ 595,000 while simultaneously purchasing 2,400,000 shares of Xpedian's common stock. As security for the validity of the license, the defendants pledged a certain number of shares of the Company's common stock and agreed not to transfer the shares until the validity of the license could be confirmed. However, one of the co-defendants attempted to transfer his shares. Xpedian then placed a stop-transfer order on the defendant's shares. The co-defendant subsequently filed a counterclaim against Xpedian alleging that it had improperly caused a stop-transfer order to be placed on his shares of Xpedian's common stock, as is seeking damages in excess of $300,000. Xpedian believes that the counter-claim has no merit. However, if the counterclaim were to be adjudicated against Xpedian, outcome could have a material adverse effect on the Company's liquidity, financial position, or results of operations.

In January 1998, Jose Humberto Brenes filed a complaint against Xpedian. In the complaint, the plaintiff alleged that Xpedian defaulted on its obligation to make payments due under a guarantee. The plaintiff seeks damages of approximately $ 119,000. Although the plaintiff voluntarily dismissed the action on or about November 4, 1998, the plaintiff has indicated that he intends to refile the action against Xpedian and to seek to collect the alleged damages unless the parties can reach a settlement. The Company intends to investigate the underlying facts of the plaintiff's complaint. However, if the action were re-filed and the complaint were to be adjudicated against Xpedian, the outcome could have a material adverse affect on the Company's liquidity, financial position or results of operations.

In November 1998, Mr. Brenes-Jenkins, as a shareholder of and on behalf of Xpedian, filed a complaint against Richard R. Rossi, the then President and Director of the Company had breached his fiduciary duty by causing Xpedian to enter into certain stock purchase transactions with entities controlled by him resulting in losses to Xpedian. The complaint alleged damages of $550,000. In April 1999, the Court granted the plaintiff's motion for a final default judgment in favor of Xpedian and ordered the Mr. Rossi to pay damages in the amount of $ 695,712 (including a principal sum of $ 550,000, plus prejudgment interest for $ 145,712). While the Company is attempting to collect its judgment, an allowance in the full amount of the award has been established as there is no assurance that Xpedian will be able to collect the damages awarded.

In November 1998, Xpedian voluntarily entered into a Consent to Entry of Judgment of Permanent Injunction and Other Relief with the Securities and Exchange Commission ("SEC") File No. A- 1605, pursuant to which the SEC has the right to present to the United States District Court, Southern District of Florida (Miami Division) a Final Judgment without further notice to Xpedian. The proposed Final Judgment restrains and enjoins Xpedian from committing fraud in violation of Section 17(a) of the Securities Act of 1933, as amended and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10B-5. In the event Xpedian fails to comply with the terms of the Final Judgment, the SEC will be able to petition the Court to assess civil penalties against the Company. If civil penalties were assessed against the Company, such sums, if any, could have a material adverse effect on the Company's liquidity, financial position and results of operations.

In February 10, 1999, Oscar Hammond filed a complaint against Xpedian and others alleging the defendants made various misrepresentations and fraudulent statements to him thereby inducing him to purchase shares of Xpedian's common stock at a cost of approximately $100,000, which shares subsequently decreased in value. The complaint seeks to rescind the sale of the common stock or alternatively, damages of up to $ 100,000. Xpedian believes that the complaint has no merit and intends to vigorously defend the action. However, if the action were to be adjudicated against Xpedian, the outcome could have a material adverse effect on the Company's liquidity, financial position, and results of operations.

CONSULTING AGREEMENTS From time-to-time, Xpedian engages, retains and dismisses various consultants. The consultants provide various services including assisting with shareholder relations, responding to inquiries, short and long-term strategic planning, marketing Xpedian to the investment community and identification and negotiation of potential acquisitions.

YEAR 2000 ISSUES The year 2000 issue results from certain computer systems and software applications that use only two digits (rather than four) to define the applicable year. As a result, such systems and applications may recognize a date of "00" as 1900 instead of the intended year 2000, which could result in data miscalculations and software failures. The Company conducted an assessment of its key computer systems and software applications and believes they are Year 2000 compliant. The Company believes the cost of addressing the Year 2000 issue did not have a material impact on the Company's financial position or results of operations.

REGISTRATION RIGHTS As part of the private placement, the Company granted "Piggy-Back" registration rights and further committed to the registration of those shares no later than July 31, 2000. The Company agreed to bear all costs in connection with this registration. The Company later found it could not comply with this provision in the agreement until the Form 10-KSB was timely filed for the year ended June 30, 2000. The Company expects to file the registration statement shortly after the Form 10-KSB is filed for the period ended June 30, 2000. In connection with this delay, these investors could assert claims for damages caused by the failure to register the shares at the originally agreed-upon date.

NOTE 13.  GOING CONCERN AND MANAGEMENT'S PLANS

Xpedian's financial statements for the year ended June 30, 2000, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Xpedian has suffered recurring losses. This factor raises doubt about the Company's ability to continue as a going concern without achieving profitable operations or an infusion of capital or additional financing. The financial statements do not include any adjustments that might be necessary should Xpedian be unable to continue as a going concern.

Management recognizes that Xpedian must generate additional resources in order to continue. Management's plans include its current focus on domestic opportunities in the Internet area or other business area.

In that connection, with Xpedian changing its focus Xpedian discontinued all of its casino operations. In February 1999, Xpedian sold the business and all assets and properties related to the operations of its subsidiary, Juegos Ruro, S.A.

The Company then acquired new businesses and a software license which management believes will ultimately generate sufficient revenues to fund the Company's operations.

In addition, the Company expects to file a Form SB-2 registration statement with the United States Securities and Exchange Commission, which would permit the Company to raise additional equity.

NOTE 14. SUBSEQUENT EVENTS

On July 14, 2000, the Board of Directors authorized the following:

    The purchase of 75% of the equity of Global-Vision, Inc. ("Global Vision") in exchange for a combination of options in the Company's stock and agreements to fund future operations of Global-Vision. This purchase was completed on July 30, 2000 and 1,750,000 options were granted at an exercise price of .0001, with the balance of 1,750,000 exercisable on July 30, 2002.

    The Company terminated its contract with Capital Media Group. To terminate the contract, Xpedian may issue all or part of 100,000 shares of the Company's common stock all bearing a restrictive legend, which represents the remainder of the compensation due Capital Media Group for their successful completion of the contract.

On July 24, 2000, the Board of Directors authorized the Company to compensate the President and Chief Executive Officer of the Company, Dale K. Chapman, for his services from August 2, 1999, to August 2, 2000, by issuing 200,000 shares of common stock. Mr. Chapman shall also receive a cash post-tax bonus of $50,000. These amounts have been accrued in the financial statements at June 30, 2000.

On August 3, 2000, the Board of Directors authorized the Company to hire Jason Baker to perform duties related to creation and completion of an Investor Relations package and otherwise assisting us. The Company agreed to pay Mr. Baker, 75,000 shares of common stock, bearing a restrictive legend, in three installments of 25,000 shares each. The first installment is payable immediately upon completion of the contract, the second installment is payable upon completion and delivery of an approved Investor Relations Package and the third installment is payable on January 1, 2001, after confirmation by the Board of Directors that all services have been successfully rendered.

Also, on August 3, 2000, the Board of Directors established a Consultant Plan from which to pay consultants for current and future services consisting of 500,000 shares of common stock. All distributions will be documented and registered using Form S-8 filings with United States Securities and Exchange Commission.

On August 6, 2000, the Stock and Asset Purchase Agreement to purchase 75% of the equity of Global Vision was completed.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the names, ages (at September 30, 1999) and positions of the executive officers and the directors of Xpedian, Inc.

NAME                   AGE            POSITION
----                   ---            --------

Dale K. Chapman        37         President, Chief Executive Officer, Treasurer,
                                  Secretary, and Director
Eric F. Heintschel     27         Director

James H. Feeney        58         Director

James E. Kelly         60         Director

Dale K. Chapman has been an officer and director of Xpedian since August 2, 1999. Mr. Chapman previously worked at Green Point Mortgage Corporation, a subsidiary of GreenPoint Financial as a Corporate Operations Analyst. Prior to July 1997, he worked at the Bank of America (f/k/a NationsBank) in the areas of Planning and Strategy, Treasury Services and Nationwide Float Analysis for six years from 1991 to 1997.

Eric F. Heintschel has been a director of Xpedian since August 2, 1999. Mr. Heintschel is a certified public accountant at PriceWaterhouseCoopers and has worked at the accounting firm since 1997. From 1995 to 1997, Mr. Heintschel was employed as a certified public accountant at Dellinger and Deese, a privately held accounting firm. Prior to 1995, Mr. Heintschel obtained a master's degree in accounting.

James H. Feeney has been a director of Xpedian since, November, 1999. Mr. Feeney currently serves as the President and Founder of the Feeney Group, a private creative advertising team. Before forming the Feeney Group, Mr. Feeney served as the Vice Chairman, and/or President and Chief Executive Officer of Trone Advertising, Inc. Before joining Trone Advertising, Inc. in March 1996, Mr. Feeney served as the President and Chairman of the Executive Committee of Albert-Frank-Guenther-Law, a 125-year old firm. He also spent more than 12 years with Ally & Gargano, Inc., a prominent advertising agency.

James F. Kelly, CFP, currently serves as President of Management Consolidated Corp., a large regional life insurance brokerage firm located in Tampa, Florida Management Consolidated Corp., was founded in 1991 and currently serves brokers in 30 states. He has 20 years experience in business, estate, and retirement planning, has been a Certified Financial Planner since 1984, and has an active background with the Institute of Certified Financial Planners and the National Association of Life Underwriters.

All officers of Xpedian are elected annually by the Board of Directors at its meeting held immediately after the annual meeting of the shareholders, and hold their respective offices until their successors are duly elected and qualified. The Board of Directors may remove officers at any time.

The Board of Directors formed an advisory committee to advise management on matters including, but not limited to, Internet and systems technology and estate planning law. The Advisory Committee currently has one member, Gary N. Dixon, Sr. who resigned as Chairman of the Board and director effective as of August 2, 1999. Mr. Dixon currently works as Client Services Director for Oracle Consulting Services. We expect to expand the number of members of the Advisory Committee. The Board of Directors has also formed a focus committee composed of Mr. Chapman and Mr. Heintschel. The Focus Committee's primary goal is to seek qualified candidates for appointment as officers and directors. Our Audit Committee was inactive and has been disbanded, however, the Board of Directors intends to reinstate the Audit Committee and resume its operations once we achieve significant revenues.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors and persons who beneficially own more than 10% of the our common stock, to file initial reports of beneficial ownership on Form 3 ("Form 3") and reports of changes of beneficial ownership on Form 4 ("Form 4") of our equity securities with the Securities and Exchange Commission and to furnish copies of those reports to us.

Based solely on a review of the reports furnished to us to date, we believe that all reports required to be filed by such persons with respect to the fiscal year ended June 30, 2000, were timely filed.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information concerning the annual and long-term compensation of Xpedian's chief executive officer for the fiscal years ended 2000, 1999, and 1998. Xpedian employed no other persons whose total annual compensation exceeded $100,000 for the fiscal years ended 1999, 1998, and 1997.

                           Summary Compensation Table
                           --------------------------

                         Annual Compensation              Long-term Compensation
                         -------------------               ---------------------

Name and                                           Other         Securities
Principal Position Fiscal                          Annual        Underlying
                   Year        Salary      Bonus   Compensation  Options Granted
                   ------      ------      -----   ------------  ---------------

Richard R. Rossi,  2000        -----       ----        ----              ----
President,         1999        -----       ----        ----              ----
Secretary,         1998        (1)         ----        ----              ----
Treasurer and
Director(1)

Arnold J.  Wrobel, 2000        (2)         ----     $304,000             ----
Chief Executive    1999        (2)         ----        ----              ----
Officer, President,1998        (2)         ----        ----              ----
Chief Financial
Officer,  Secretary,
Treasurer and Sole
Director(2)

Dale K. Chapman    2000        (3)         ---      $145,850             ----
Chief Executive    1999
Officer, President,1998
Secretary, Treasurer,

------------------------------------------------------------------------------

(1) Richard R. Rossi served as President, Secretary and Treasurer and a director from March 6, 1996 until his resignation in all capacities on August 30, 1998. During July 1998, Mr. Rossi did not receive any compensation from Xpedian. During August 1998, Mr. Rossi was paid approximately $40,386. During the year ended June 30, 1998, Mr. Rossi was paid approximately 128,000 (approximately $10,000 per month) for salary consideration, various legal and business services and related office expenses supplied by Mr. Rossi through a corporation in which he is a shareholder. During the year ended June 30, 2000, Mr. Rossi was paid approximately $50,000 for various legal and business services. See also Item 12. Certain Relationships and Related Transactions.

(2) Arnold J. Wrobel served as Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer, and sole director from September 1998 until his resignation from all capacities on August 2, 1999. Mr. Wrobel received compensation for his services in the form of 350,000 shares of unregistered common stock, issued to him during the year ended June 30, 2000. Mr. Wrobel was also reimbursed for expenses incurred as a director.

(3) Dale K. Chapman was appointed as the Chief Executive Officer President, Secretary, Treasurer, and director as of August 2, 1999. In lieu of a first year salary, Mr. Chapman received an option to purchase 200,000 shares of our common stock at an exercise price of $.0001 per share, exercisable August 2, 2000 and expiring on August 2, 2001. Mr. Chapman was also granted options to purchase up to 300,000 shares (38% of total options granted during the fiscal year) of common stock at an exercise price of $.50 per share, of which:

  (i) 100,000 of the underlying shares vest and are exercisable on August 2, 2000;

 (ii) 100,000 of the underlying shares vest and are exercisable on August 2, 2001; and

(iii) the last 100,000 of the underlying shares vest and are exercisable on August 2, 2002.

During the first year, Mr. Chapman was also paid a monthly stipend of approximately $2,000 and was provided reimbursement for expenses. As a director, Mr. Chapman was also granted an option to purchase up to 300,000 shares of common stock at an exercise price of $.50 per share; provided, however, that the option is not exercisable unless our common stock trading price equals $25 or more for twenty consecutive business days and once exercisable, if applicable, will vest over a three-year period as follows:

(i) 100,000 of the underlying shares will vest on the first anniversary of the date the option first becomes exercisable;

(ii) 100,000 of the underlying shares
will vest on the second anniversary of such date; and

(iii) the last 100,000 of the underlying shares will vest on the third anniversary of such date.

In June of 2000, the Board of Directors voted to provide Mr. Chapman an after tax bonus of $50,000 to defray his expenses for the previous year and voted to award him an annual salary of $175,000 effective August 2, 2000. This salary may be taken in the form of cash or stock.

Option/SAR Grants in Last Fiscal Year

We did not grant any options or stock appreciation rights to the executive officers named in the Summary Compensation Table (the "Named Executive Officers") during the year ended June 30, 2000.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

No options to purchase shares of our common stock were exercised by the Named Executive Officers during the fiscal year ended June 30, 2000. Mr. Chapman exercised his option for 200,000 shares of stock on September 1, 2000 and the shares were issued as part of an S-8 registration filed September 13, 2000.

Long-Term Incentive Plans Awards ("LTIP") in the Last Fiscal Year

No awards under any LTIPs were made to any of the Named Executive Officers during the fiscal year ended June 30, 2000.

Compensation of Directors

During August 1999, a plan was established for our non-employee directors that provides for options to the purchase our common stock. Each non-employee director is granted the following:

(a) an option to purchase up to 100,000 shares at an exercise price of $.0001 per share, which option is exercisable on the first anniversary of the date of the director's appointment and expires one year thereafter;

(b) an option to purchase up to 100,000 shares at an exercise price of $.50 per share, which option is exercisable on the third anniversary of the date of the director's appointment and expires one year thereafter; provided, however, that the director must serve a 3-year minimum term; and provided, further, that the Company is then profitable and meets certain financial criteria; and

(c) an option to purchase up to 100,000 shares at an exercise price of $.50 per share; provided, however, that the option is not exercisable unless the Company's common stock trading price equals $25 or more for twenty consecutive business days; once exercisable the option vests immediately on such date and expires one year thereafter.

We also provide non-employee directors with directors and officers' liability insurance and reimbursement of expenses for attending board meetings.

Employment Contracts and Termination of Employment, and Change of Control Arrangements

Other than as mentioned above, we had no employment contracts with any of the Named Executive Officers who were employees, and had no compensatory plan or arrangement with any of our named executives in which the amount to be paid exceeded $100,000 and which were activated upon resignation, termination or retirement of any such Named Executive Officer upon a change of control of the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth certain information regarding the ownership of shares of Xpedian's common stock as of September 30, 2000, (except as noted below) with respect to:

(i) holders known to us to beneficially own more than five percent or more of our outstanding common stock;

(ii) each of our directors;

(iii) each executive officer named in the Summary Compensation Table under the caption "Executive Compensation" in Item 11 of this Report; and

(iv) all our directors and executive officers as a group.

We understand that each beneficial owner has sole voting and investment power with respect to all shares attributable to such owner. The number of outstanding shares of our common stock at September 30, 2000, was 36,924,975.

                                       Amount and Nature of          Percent of
Beneficial Owner                       Beneficial Ownership(1)(2)     Class (2)
----------------                       --------------------------    ----------

Commerce Capital Group, L.L.C.(3)          17,000,000                     46.0%
1517 Mary Ellen Drive
Ft. Mill, South Carolina 29715

Dale K. Chapman (4)                           200,000                       *
6230 Fairview Road, Suite 102
Charlotte, North Carolina 28210

Eric F. Heintschel (5)                        100,000                       *
6230 Fairview Road, Suite 102
Charlotte, North Carolina 28210

James H. Feeney (6)                            11,000
6230 Fairview Road, Suite 102
Charlotte, North Carolina 28210

James E. Kelly (7)                             15,000
6230 Fairview Road, Suite 102
Charlotte, North Carolina 28210

All directors and executive officers            *                           *
as a group (4 persons) (4)(5)

------------------------
(1) Shares subject to options are considered beneficially owned to the extent currently exercisable or exercisable within 60 days of September 30, 1999.

(2) Asterisk indicates less than one percent. Shares subject to options that are considered to be beneficially owned are considered outstanding only for the purpose of computing the percentage of outstanding common stock that would be owned by the optionee if such options were exercised, but (except for the calculation of beneficial ownership by all executive officers and directors as a group) are not considered outstanding for the purposed of computing the percentage of outstanding common stock owned by any other person.

(3) Commerce Capital Group, L.L.C. ("CCG") is a South Carolina limited liability company. Mr. R. Hughes, whose address is c/o Commerce Capital Group, L.L.C., 1517 Mary Ellen Drive, Fort Mill, South Carolina 29715, is the Managing Member of CCG.

(4) Excludes 600,000 shares subject to options that are not exercisable within 60 days of September 30, 2000.

(5) Excludes 100,000 shares subject to options that are not exercisable within 60 days of September 30, 2000.

(6) Excludes 200,000 shares subject to options that are not exercisable within 60 days of September 30, 2000.

(7) Excludes 200,000 shares subject to options that are not exercisable within 60 days of September 30, 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the year ended June 30, 1998, the former president of IRT, Industries, Inc., Mr. Richard R. Rossi, through a corporation that he owned, provided services to IRT and received approximately $128,000 or approximately $10,000 per month for services and supplying at his expense our U.S. corporate headquarters. This amount included office suites, a conference room, a receptionist and storage facilities, photocopying, faxing, computers, office supplies and personnel including a secretary, and reimbursement for business-related expenses and salary consideration. From time to time, he made unsecured and non-interest bearing loans to IRT to help it meet certain financial needs as they arose, which loans were repaid. During July 1998, Mr. Rossi did not receive any compensation from us. During August 1998, Mr. Rossi was paid approximately $40,386.

On August 2, 1999, former management consummated a licensing arrangement with CCG to license CCG's proprietary "Personal Estate Plan (tm) system", which allows professional and individual users to conduct estate planning and financial planning through use of the Internet. CCG was paid a license fee of 21 million shares of our unregistered common stock. After the transaction, CCG became the owner of more than five percent of our common stock.

From time to time during the year ended June 30, 2000, our current president, Mr. Dale K. Chapman made unsecured, non-interest bearing loans to us to help us meet certain financial needs as they arose. These loans, with the exception of approximately $5,000, have been repaid as of the date of this filing.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

a.   Reports on Form 8-K.

Subsequent to the year ended June 30, 1999, Xpedian filed a Report on Form 8-K (the "Report") dated August 2, 1999 (date of earliest event reported), reporting under Item 1 (Changes in Control of Registrant), Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements and exhibits). No financial statements were filed with the Report.

b.   Exhibits

EXHIBIT NO.             DESCRIPTION
-----------             -----------

3.1                     Articles of Incorporation (1)
3.2                     Bylaws (1)
4.1                     Specimen Stock Certificate (1)
10.1                    Agreement for Purchase and Assignment of License dated
                        Effective July 30, 1999
10.2                    Agreement for Purchase shares of Global-Vision, Inc.
21.1                    Subsidiaries List (2)
27                      Financial Data Schedule

-------------------------

(1): Incorporated by reference to Xpedian's Form 10-K for the fiscal year ended June 30, 1995, SEC Commission File Number 0-15347

(2): Incorporated by reference to Xpedian's Form 10-KSB for the fiscal year ended June 30, 1996, SEC Commission File Number 0-15347


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           XPEDIAN, INC.


                                        /s/ Dale K. Chapman
                           By:   --------------------------------------------
                                 Name:   Dale K. Chapman
                                 Title:  President


Date:  October 11, 2000


                                      -28-



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                         Date
---------                           -----                         ----

  /s/ Dale K. Chapman

_____________________       President, Chief Executive       October 11, 2000
Name: Dale K. Chapman       Officer, Secretary, Treasurer,
                            Director


  /s/ Eric F. Heintschel
________________________        Director                     October 11, 2000
Name: Eric F. Heintschel


  /s/ James H. Feeney
________________________        Director                     October 11, 2000
Name: James H. Feeney


  /s/ James E. Kelly
________________________        Director                     October 11, 2000
Name: James E. Kelly