Form 10QSB
period 2000-09-30
XPEDIAN INC
filed 2000-11-21
CIK 806030

------------------------
                                 UNITED STATES               OMB APPROVAL
                     SECURITIES AND EXCHANGE COMMISSION ------------------------
                             Washington, D.C. 20549     OMB Number:3235-0416
                                                        ------------------------
                                  FORM 10-QSB           Expires: April 30,2003
                                                        ------------------------
                                                        Estimated average burden
                                                        hours per response: 32.0
                                                        ------------------------
(Mark One)
[X] QUARTERLY  REPORT  UNDER SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
    ACT OF 1934
                         For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                         For the transition period from ______ to ______.

                           Commission file number: 0-17978

                              XPEDIAN, INC.
       ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

             FLORIDA                                    59-2720096
---------------------------------------------- ---------------------------------
(State or other jurisdiction of incorporation (IRS Employer Identification No.) or organization)

         6230 Fairview Road, Suite 102, Charlotte, North Carolina 28210
         --------------------------------------------------------------
                    (Address of principal executive offices)

                                 (704) 364-2066
                ------------------------------------------------
                           (Issuer's telephone number)


(Former name, former address and former fiscal year, if changed since last report.)

36,450,430 shares of common stock, par value $.01 per share, were outstanding at November 17, 2000.

Transitional Small Business Disclosure Format (Check one): Yes[__]  No[__]

XPEDIAN, INC.
AND SUBSIDIARIES

FORM 10-QSB

INDEX
                                                                           PAGE
PART I-FINANCIAL INFORMATION
Item 1-Consolidated Financial Statements (unaudited)
         Consolidated Balance Sheet - September 30, 2000 (unaudited)          1
         Consolidated Statements of Income and Other Comprehensive Income-
           Three Months ended September 30, 2000 and 1999 (unaudited)         2
         Consolidated  Statements of Cash Flows - Three Months
           ended September 30, 2000 and 1999 (unaudited)                      3
         Notes to Consolidated Financial Statements                           4
Item 2-Management's Discussion and Analysis or Plan of Operation              5

PART II-OTHER INFORMATION
Item 1 -Legal Proceedings                                                     7
Item 2 -Changes in Securities                                                 7
Item 3 -Defaults Upon Senior Securities                                       7
Item 4 -Submission of matters to a Vote of Securities Holders                 7
Item 5 -Other Information                                                     8
Item 6 -Exhibits and reports on Form 8-K                                      8

PART I-FINANCIAL INFORMATION
Item 1-Financial Statements (unaudited)

The financial statements in response to this item are as follows:

                                  XPEDIAN, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2000 and 1999

                                    CONTENTS

                                                                           PAGE

CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet                                                               F-1
Consolidated Statements of Loss                                             F-2
Consolidated Statements of Cash Flows                                       F-3
Notes to Consolidated Financial Statements                                  F-4

XPEDIAN, INC. AND SUBSIDIARIES
Balance Sheet - Unaudited
September 30, 2000

                              ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                             $ 105
    Common stock held In escrow                                              30
    Note receivable - consultant                                         77,914
    Advances to related parties                                          90,300
    Other advances                                                       41,268
    Prepaid fees                                                         65,625
    Deposits                                                              2,773
--------------------------------------------------------------------------------
        TOTAL CURRENT ASSETS                                            278,015
--------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT                                                   39,148
--------------------------------------------------------------------------------
OTHER ASSETS
    Software licensing agreement                                        644,370
    Security deposits                                                     1,935
--------------------------------------------------------------------------------
        TOTAL OTHER ASSETS                                              646,305
--------------------------------------------------------------------------------
TOTAL ASSETS                                                          $ 963,468
================================================================================
               LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                   $ 93,069
    Bank overdraft                                                        8,456
    Accrued liabilities                                                 121,227
    Advances from officer                                                 4,204
--------------------------------------------------------------------------------
        TOTAL CURRENT LIABILITIES                                       226,956
--------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
    Common stock, $.0001 par value, 100,000,000 shares authorized
       and  36,450,430 shares issued and outstanding                      3,645
    Additional paid-in capital                                       13,159,574
    Accumulated deficit                                             (12,426,647)
    Treasury stock, at cost                                                 (60)
--------------------------------------------------------------------------------
        TOTAL STOCKHOLDERS'  EQUITY                                     736,512
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                           $ 963,468
================================================================================
See accompanying notes

XPEDIAN, INC. AND SUBSIDIARIES
Consolidated Statements of Loss - Unaudited
                                                         Three Months Ended
                                                      September       September
                                                       30, 2000       30, 1999
EXPENSES
    Consulting, professional and administrative fees   $ 187,741      $ 831,317
    General and administrative                            45,750          5,584
    Travel & entertainment                                14,229          2,454
--------------------------------------------------------------------------------
    TOTAL EXPENSES                                       247,720        839,355
--------------------------------------------------------------------------------
OTHER INCOME (LOSS)
    Interest                                               1,929           -
    Loss on marketable securities                        (44,997)          -
--------------------------------------------------------------------------------
    TOTAL OTHER INCOME (LOSS)                            (43,068)          -
--------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS
      BEFORE INCOME TAX BENEFIT                         (290,788)      (839,355)

INCOME TAX BENEFIT                                          -              -
--------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS, NET OF
  INCOME TAX BENEFIT                                    (290,788)      (839,355)

DISCONTINUED OPERATIONS
      Loss from operations of
        discontinued subsidiaries                           -           (57,958)
      Income tax benefit                                    -              -
--------------------------------------------------------------------------------
LOSS FROM DISCONTINUED OPERATIONS, NET OF
      INCOME TAX BENEFIT                                    -           (57,958)
--------------------------------------------------------------------------------
NET LOSS                                               $(290,788)     $(897,313)
================================================================================
Basic and diluted weighted average shares outstanding 35,910,975     23,047,614
Basic and diluted net loss per share from:
Continuing operations                                    $ (0.01)       $ (0.04)
Discontinued operations                                    $ -            $ -
--------------------------------------------------------------------------------
Basic and diluted net loss per share                     $ (0.01)       $ (0.04)
================================================================================
See accompanying notes.

XPEDIAN, INC. ND SUBSIDIARIES
Statements of Cash Flows

                                                           Three Months Ended
                                                             September 30,
                                                            2000        1999
                                                         (Unaudited) (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                              $ (290,788) $(839,355)
    Adjustments to reconcile net loss to net cash provided
     (used) by operating activities:
           Common stock issued for services                  168,750    825,000
           Depreciation                                        2,791        -
           Realized loss on sales of trading securities       44,997        -
           Increase in prepaid rent                              -     ( 11,960)
           Increase in prepaid fees                          (65,625)        -
           Increase in accounts payable                       43,154   ( 13,281)
           Increase in bank overdraft                          8,456        -
           Increase in accrued interest receivable            (1,875)       -
           Proceeds from sales of trading securities         249,891        -
           Decrease in accrued liabilities                   (26,926)       -
           Decrease in advances from officer                  (2,102)       -
           Decrease in margin loan to purchase trading
             securities                                      (98,094)       -
--------------------------------------------------------------------------------
          Net cash provided (used) by operating activities    32,629   ( 39,596)

CASH FLOWS FROM INVESTING ACTIVITIES

    Acquisition of software license agreement                    -     ( 15,000)
    Advances to related parties                              (91,785)       -
--------------------------------------------------------------------------------
          Net cash used by investing activities              (91,785)  ( 15,000)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Loan from related party                                      -       53,000
--------------------------------------------------------------------------------
          Net cash used by financing activities                  -     ( 53,000)
--------------------------------------------------------------------------------
NET DECREASE IN CASH AND EQUIVALENTS                         (59,156)  (  1,596)
--------------------------------------------------------------------------------
CASH AND EQUIVALENTS - BEGINNING                              59,261      1,904
--------------------------------------------------------------------------------
CASH AND EQUIVALENTS - ENDING                                $   105   $    308
================================================================================
SUPPLEMENTAL DISCLOSURES:
    Interest received                                        $ 1,929        -
    Interest paid                                                822        -
    Income taxes paid                                            -          -

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
    Common stock issued for software license agreement               $10,546,800
    Common stock issued for services                       $ 168,750     825,000
================================================================================
See accompanying notes.

                          XPEDIAN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2000 and 1999

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 2-QSB and item 310 (b) of Regulation SB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. For further information, refer to the Financial Statements and footnotes thereto included in the Company's Form 10-KSB for the year ended June 30, 2000 as filed with the Securities and Exchange Commission.

NOTE B - LOSS PER SHARE

Basic and diluted net loss per share was computed based on the weighted average number of shares of common stock outstanding during the period.

NOTE C - ACQUISITIONS

During the quarter ended September 30, 2000, the Company advanced $90,000 related to a previously announded acquisition of Global Vision, Inc. It is anticipated that all requirements to finalize the acquisition will be completed during the quarter ended December 31, 2000. Until usch time as the acquisition is complete, Xpedian, Inc. will not file consolidated financial statements with Global Vision, Inc.

                                       F-4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

This Quarterly Report on Form 10-QSB (the "Report") contains forward looking statements concerning, among other things, the Company's expected future revenues, operations and expenditures, competitors or potential competitors, and licensing and distribution activity. These forward-looking statements are identified by the use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intent," "may," "will," "plan," "predict," "potential," and similar terms and phrases, including references to assumptions. These statements are contained in each part of this report and in the documents incorporated by reference herein. These forward-looking statements represent the expectations of the Company's actual results could differ materially from those anticipated by the forward looking statements due to a number of factors, including; (i) limited operating history; (ii) need for financing; (iii) dependence upon a single employee; (iv) reliance on single license; (v) compliance with law; (vi) lack of sales; (vii) reliance of revenue growth upon economic conditions; (viii) competition; (ix) control by majority shareholder;
(x) absence of dividends; (xi) government regulation of the Internet; and the other risks and uncertainties described elsewhere herein and in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999 under the caption, "Factors Affecting Future Operating Results" under Item 2.-"Management's Discussion and Analysis of Financial Condition and Results of Operations."

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


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000 cash and cash equivalents were $105 as compared with $59,261 at June 30, 2000. The Company reported losses for the quarter ended September 30, 2000 of $290,788. The Company will continue to incur operating losses until the Internet estate planning business realizes significant revenues. The Company had working capital of $51,059 at September 30, 2000 as compared to $168,670 at June 30, 2000.

The Company has experienced significant losses from past operations. The Company anticipated that it's websites and insurance activities would begin producing revenue during the fiscal quarter ended June 30, 2000, however delays in product launch have forced the Company to revise that estimate to the fiscal quarter ended December 31, 2000. We may continue to experience losses as we continue to develop and implement sales and advertising strategies promoting the Company's financial services products. Management anticipates that losses should decrease as time passes due to product sales and resulting revenues.

The Company is funding its current expansion into domestic business-to- business Internet businesses from funds that it derived from equity financing with outside sources. As the Company begins to generate revenues, it intends to use both operating revenues and external sources to fund the future expansion. However, there can be no assurance that outside financing will be available or that future revenues will be generated in sufficient amounts or that additional funds will not be required for the continued expansion of operations. The Company intends to meet its short-term and long-term liquidity needs through additional financing from outside sources. There can be no assurance that the Company will achieve profitability or positive cash flow. If the Company is not successful in raising sufficient funds, it may be required to limit the scope of its proposed expansion into domestic business-to-business internet services.

During the quarter ended September 30, 2000, the Company put forward $90,000 toward our previously announced acquisition of Gloval Vision, Inc. It is anticipated that all requirements to finalize the acquisition will be completed during the quarter ended December 31, 2000. Consolidation of Global Vision, Inc. financials with Xpedian, Inc. will occur at that time.

RESULTS OF OPERATIONS

Quarter Ended September 30, 2000 Compared to Quarter Ended September 30,1999

Expenses for the quarter ended September 30, 2000 decreased significantly in comparison to the quarter ended September 30, 1999. The Company reported $247,720 in expenses during the quarter ended September 30, 2000 and reported expenses of $839,355 for the quarter ended September 30, 1999. This decrease is primarily due to the significant decreases in consulting fees. The expenses reported for the quarter ended September 30, 1999 were almost entirely made up of fees paid with Company stock registered via an S-8 registration filed on July 29, 1999, and from which the Company received no future benefit. The expenses reported for the quarter ended September 30, 2000 are also made up almost entirely of fees paid with Company stock registered via an S-8 registration on September 13, 2000. However, the majority of these fees were paid for consulting services/contracts, which will provide services for the Company over the next two years.

Other Income for the quarter ended September 30, 2000 decreased from zero to $(43,068). $1,929 in interest income was earned during the quarter ended September 30, 2000, however that income was offset by $44,997 in losses incurred in marketable securities owned by the Company.

Losses posted due to Continuing Operations for the quarter ended September 30, 2000 decreased significantly. In quarter ended September 30, 1999 the Company posted no income and posted expenses of $839,355. In quarter ended September 30, 2000 the Company posted $247,720 in expenses and posted a net other income
(loss) of $43,068. Similar to expenses, the primary reason for the decrease in Losses posted due to Continuing Operations is primarily attributable to significant decreases in consulting fees posted for the quarter.

The Company had no gains posted to Discontinued Operations in either the quarter ended September 30, 2000 or the quarter ended September 30, 1999.

The Company experienced a Net Loss of $290,788 for the quarter ended September 30, 2000.

Net Loss Per Share (Primary and Diluted) decreased from $.04 in the quarter ended September 30, 1999 to $.01 in the quarter ended September 30, 2000. In the quarter ended September 30, 1999 the decrease in Net Loss Per Share was due to the significant increase in issued shares as a result of the license agreement with Commerce Capital Group, LLC. In the quarter ended September 30, 2000 the decrease in Net Loss Per Share was due to significant decreases in expenses.

As of September 30, 2000 cash and cash equivalents were $105 as compared with $59,261 at June 30, 2000. The Company reported losses for the quarter ended September 30, 2000 of $290,788. The Company may continue to incur operating losses until it achieves large-scale usage of its Internet estate planning businesses. The Company had working capital of $51,059 at September 30, 2000 as compared to $168,670 at June 30, 2000.



PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

During the quarter ended there were changes due to the issuance of shares pursuant to a Form S-8 registration statement.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Securities Holders

No matters were submitted to a vote.

Item 5.  Other Information

None.

Item 6. Exhibits and Reports on Form 8-K
(a)      Exhibits - 27 Financial Data Schedule

(b)      Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           XPEDIAN, INC.
                                 /s/ Dale K. Chapman
                           By:   --------------------------------------------
                                 Name:   Dale K. Chapman
                                 Title:  President
Date:  November 20, 2000