Form 10QSB
period 2000-12-31
XPEDIAN INC
filed 2001-03-21
CIK 806030

------------------------
                                 UNITED STATES               OMB APPROVAL
                     SECURITIES AND EXCHANGE COMMISSION ------------------------
                             Washington, D.C. 20549     OMB Number:3235-0416
                                                        ------------------------
                                  FORM 10-QSB           Expires: April 30,2003
                                                        ------------------------
                                                        Estimated average burden
                                                        hours per response: 32.0
                                                        ------------------------
(Mark One)
[X] QUARTERLY  REPORT  UNDER SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
    ACT OF 1934
                         For the quarterly period ended December 31, 2000

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

36,450,430 shares of common stock, par value $.01 per share, were outstanding at March 17, 2001.

Transitional Small Business Disclosure Format (Check one): Yes[__]  No[__]

                                 XPEDIAN, INC.
                                AND SUBSIDIARIES
                                  FORM 10-QSB

                                     INDEX
                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements (unaudited)
           Balance Sheet - December31, 2000 (unaudited)                       1
           Statements of Loss - Three and Six Months ended
             December 31, 2000 and 1999 (unaudited)                           2
           Statements of Cash Flows - Three and Six Months
             ended December 31, 2000 and 1999 (unaudited)                     3
           Notes to Financial Statements                                      4
Item 2 - Management's Discussion and Analysis or Plan of Operation           4-6

PART II- OTHER INFORMATION
Item 1 - Legal Proceedings                                                     7
Item 2 - Changes in Securities                                                 7
Item 3 - Defaults Upon Senior Securities                                       7
Item 4 - Submission of matters to a Vote of Securities Holders                 7
Item 5 - Other Information                                                     7
Item 6 - Exhibits and reports on Form 8-K                                      7

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (unaudited)

The financial statements in response to this item are as follows:

--------------------------------------------------------------------------------
XPEDIAN, INC.
--------------------------------------------------------------------------------
Balance Sheet - Unaudited
December 31, 2000
--------------------------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                        $        150
  Common stock held in escrow                                                30
  Note receivable - consultant                                           79,789
  Advances to related parties                                           105,300
  Prepaid technology support fees, current portion                       37,500
  Other advances                                                         32,268
  Deposits                                                                2,773
--------------------------------------------------------------------------------
    TOTAL CURRENT ASSETS                                                257,810
--------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, net of accumulated depreciation                  38,124
--------------------------------------------------------------------------------
OTHER ASSETS
  Software licensing agreement                                          644,370
  Prepaid technology support fees, long-term portion                     18,750
  Security deposits                                                       1,935
--------------------------------------------------------------------------------
    TOTAL OTHER ASSETS                                                  665,055
--------------------------------------------------------------------------------
TOTAL ASSETS                                                       $    960,989
================================================================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                 $    159,778
  Bank overdraft                                                            490
  Accrued liabilities                                                   211,146
  Advances from officer                                                  13,917
--------------------------------------------------------------------------------
    TOTAL CURRENT LIABILITIES                                           385,331
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
  Common stock, $.0001 par value, 100,000,000 shares
    authorized, 36,450,430 shares issued and outstanding                  3,718
  Additional paid-in capital                                         13,307,951
  Accumulated deficit                                               (12,735,951)
  Treasury stock, at cost                                                  (60)
--------------------------------------------------------------------------------
        TOTAL STOCKHOLDERS' EQUITY                                      575,658
--------------------------------------------------------------------------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $    960,989
================================================================================
The accompanying notes are an integral part of this financial statement.

--------------------------------------------------------------------------------
XPEDIAN, INC.
--------------------------------------------------------------------------------
Statements of Loss - Unaudited
                                    Six Months                 Three Months
                                 Ended December 31,         Ended December 31,
                                 2000          1999         2000          1999
--------------------------------------------------------------------------------
EXPENSES
  Consulting, professional
    and administrative fees   $ 402,199    $1,194,770    $ 214,458    $ 798,426
  General and administrative    138,252        31,493       92,502       25,909
  Travel and entertainment       18,453         1,700        4,224           46
--------------------------------------------------------------------------------
    TOTAL EXPENSES              558,904     1,227,963      311,184      823,581
--------------------------------------------------------------------------------
OTHER INCOME (LOSS)
  Interest                        3,809          -           1,880         -
  Loss on marketable securities (44,997)         -            -            -
--------------------------------------------------------------------------------
    TOTAL OTHER INCOME (LOSS)   (41,188)         -           1,880         -
--------------------------------------------------------------------------------
LOSS BEFORE INCOME TAX BENEFIT (600,092)   (1,227,963)    (309,304)    (823,581)
  Income tax benefit               -             -            -            -
--------------------------------------------------------------------------------
NET LOSS                     $ (600,092)  $(1,227,963)  $ (309,304)  $ (823,581)
================================================================================
Basic and diluted weighted
  average shares outstanding 36,021,044    27,125,711   36,130,511   31,202,885
Net loss per share,
  basic and diluted           $   (0.02)     $ (0.05)     $ (0.01)     $ (0.03)
================================================================================
The accompanying notes are an integral part of this financial statement.

--------------------------------------------------------------------------------
XPEDIAN, INC.
--------------------------------------------------------------------------------
Statements of Cash Flows
                                                                Six Months
                                                            Ended December 31,
                                                        2000             1999
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                        $ (600,092)     $(1,227,963)
    Adjustments to reconcile net loss to net cash
      provided (used) by operating activities:
        Common stock issued for services               305,200        1,147,500
        Depreciation                                     5,777             -
        Realized loss on sales of trading securities    44,997             -
        Increase in accounts payable                   109,863           30,556
        Increase in bank overdraft                         490             -
        Increase in accrued interest receivable         (3,750)            -
        Increase in prepaid fees                       (56,250)          (7,976)
        Proceeds from sales of trading securities      249,891             -
        Increase in accrued liabilities                 62,993             -
        Increase in advances from officer                7,611             -
        Decrease in margin loan to purchase
          trading securities                           (98,094)            -
--------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES               28,636          (57,883)
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Advances from (to) related parties                   (99,747)          71,100
  Acquisition of software license                         -             (15,000)
  Contribution to capital                               12,000             -
--------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                  (87,747)          56,100
--------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS              (59,111)          (1,783)
CASH AND CASH EQUIVALENTS - BEGINNING                   59,261            1,904
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - ENDING                   $     150    $         121
================================================================================
SUPPLEMENTAL DISCLOSURES:
   Interest received                                 $      59    $        -
   Interest paid                                     $     822    $        -
   Income taxes paid                                 $    -       $        -
--------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
   Common stock issued for services                  $ 305,200    $        -
   Common stock issued for software license agreement$    -       $     644,370
================================================================================
The accompanying notes are an integral part of this financial statement.

                                  XPEDIAN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

NOTE 1. BASIS OF PRESENTATION

We have prepared the accompanying unaudited financial statements in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and item 310 (b) of Regulation SB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. For further information, refer to the financial statements and footnotes included in the our Form 10-KSB for the year ended June 30, 2000, that we have previously filed with the Securities and Exchange Commission.

NOTE 2. LOSS PER SHARE

Basic and diluted net loss per share was computed based on the weighted average number of shares of common stock outstanding during the periods.

NOTE 3. GOING CONCERN

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have suffered recurring losses. This factor raises doubt about our ability to continue as a going concern without achieving profitable operations or an infusion of capital or additional financing. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

NOTE 4. RECEIVABLES, ADVANCES AND ACCRUED LIABILITIES

Management and the board of directors are currently investigating and evaluating the collectibility of the receivables and advances reported, and believe they will ultimately be collected. Accrued liabilities include accrued compensation, which the board of directors may reduce, if they believe such a reduction is warranted.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

This Quarterly Report on Form 10-QSB (the "Report") contains forward looking statements concerning, among other things, our expected future revenues, operations and expenditures, competitors or potential competitors, and licensing and distribution activity. These forward-looking statements are identified by the use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intent," "may," "will," "plan," "predict," "potential," and similar terms and phrases, including references to assumptions. These statements are contained in each part of this report and any documents incorporated by reference.

These forward-looking statements represent our expectations, but actual results could differ materially from those anticipated by the forward looking statements due to a number of factors, including;

(i)   limited operating history;
(ii)  need for financing;
(iii) dependence upon a single employee;
(iv)  reliance on a single license;
(v)   compliance with law;
(vi)  lack of sales;
(vii) reliance of revenue growth upon economic conditions;
(viii)competition;
(ix)  control by majority shareholder;
(x)   absence of dividends;
(xi) government regulation of the Internet; and the other risks and uncertainties described elsewhere in this report and in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000, under the caption, "Factors Affecting Future Operating Results" under Item 2. - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

We are under no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission ("SEC").

The following discussion and analysis provides information, which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with financial statements and notes appearing elsewhere in this report.

MANAGEMENT CHANGES AND DIRECTION

We are attempting to dramatically reduce operating expenses and overhead in an effort to reduce operating costs. At the same time, we are seeking to recover all outstanding notes and claims for damages.

In connection with our revitalization, on March 5, 2001, we announced that Clyde Aycock has assumed the executive positions of president and chairman of our board of directors. Mr. Aycock is a seasoned corporate executive with 32 years of commercial banking experience, including the opening of a new Federally Chartered bank and bringing a failing institution back to sound, profitable operation.

Mr. Aycock succeeds Dale K. Chapman, who tendered his resignation as president, CEO and board member. Our board of directors accepted his resignation effective immediately.

We caution that we are in a precarious position, in that our license agreement signed by former management has constantly been under threat of revocation, for fraud and misrepresentation by former management. As a condition to his acceptance of the position of president, by Mr. Aycock, at a minimum, required that prior to April 30, 2001, that CCG consider revising the license agreement and expand the territory of the license agreement, to at least the four remaining states (Alabama, Georgia, Mississippi and Tennessee) covered under the existing agreement.

Consistent with the initiation of its revitalization plans, we will make a serious commitment to producing revenue for the third fiscal quarter.
Pursuant to a meeting of the Board of Directors, we are initiating a revitalization plan that will embody a complete commitment to producing revenue for at least a part of this fiscal year. We are concentrating all of our energies and resources on our primary business objective - online Interactive and Intelligent Interview(tm) technologies for:

Online Estate Planning
Digital Forms
Electronic Documents
Document Automation
ASP Hosting
Automated Delivery Requests

We are embarking on a new more focused pursuit of our primary business objectives consistent with the August 2, 1999, license agreement with Commerce Capital Group LLC.

Additionally, James H. Feeney has resigned as a member of the board of directors for personal reasons. Feeney's contributions to the board have provided invaluable insight and direction and he will be missed.

James Kelly has also resigned as a member of the board of directors. Mr. Kelly stated that he would consider returning to the board at a later date upon certain conditions. Mr. Kelly's contributions and insights into niche markets has been valuable, he will also be missed.

We face difficult challenges in restoring investor confidence and marketing and deploying our business plan, but given the uniqueness of the product and the fact that there is no direct or comparable competition, we look forward to the opportunity. We fully intend to pursue new investment capital and expect to start producing operating revenue before the end of the second calendar quarter.

We are confident in the quality and viability of our product. We fully expect that our products and services are going to be among the hottest items on the Internet. In the very near future, we believe that the general markets will rebound and as financial and legal professional usage of our sites increases we will be the primary, if not the only source for this technology. In the future, we will have the ability to develop applications for financial, banking and legal representatives who will work online with their individual clients, providing estate and financial services otherwise not available via the Internet.

As the direct benefactor of sophisticated Web-based technology, we are devoting all of our resources to the marketing, education and expansion of applications coming available through the developments of our licensor. We are endeavoring to resolve a wide variety of complex business applications that generally involve one to many, one-on-one, in-person interviews. We believe that we have technology that enhances production, and increases the efficiency of the sales cycle for a variety of business applications such as: certain dynamic banking, insurance, legal document, contract, application, loan, real estate, due diligence and marketing demographic situations. The use of this technology can provide users with a wide variety of features that enhance their customer relations, provides more accurate and concise report generation and information management while lowering costs.

The user experience with this technology is context sensitive and dynamically drives output to suit the individual's personal needs and objectives. As in the case of estate planning, we differentiate ourselves from our natural competition by simplifying the process into a quiet confidential experience free of outside influences or involvement. This concern cuts across every age bracket, race, profession and income level, and since approximately 85 to 90 percent of the U.S. population does not have even a simple will to plan their estate, we expect that this marketplace has the potential to be very lucrative.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2000, cash and cash equivalents were $105 as compared with $59,261 at June 30, 2000. We had a deficit in working capital of $108,771 at December 31, 2000, as compared to positive working capital of $177,691 at June 30, 2000.

We reported losses for the quarter ended December 31, 2000 of $309,304, and will continue to incur operating losses until our Internet estate planning business realizes significant revenues. We have also experienced significant losses from past operations. We originally had anticipated that our websites and insurance activities would begin producing revenue during the fiscal quarter ended June 30, 2000, and further revised our timetable to realize a small amount of revenue from operations during the fiscal quarter ended December 31, 2000. However, due to concerns over the viability of our imminent breach of the license agreement of August 2, 1999, continued delays in product launch we are forced us to revise that estimate to 2001. We may continue to experience losses as we continue to develop and implement sales and advertising strategies promoting our financial services products. Our management anticipates that losses should decrease as time passes due to product sales and resulting revenues.

We will be funding our current expansion into domestic business-to-business Internet businesses from funds that we derived from equity financing with outside sources. As we begin to generate revenues, we intend to use both operating revenues and external sources to fund the future expansion. However, there can be no assurance that outside financing will be available or that future revenues will be generated in sufficient amounts or that additional funds will not be required for the continued expansion of operations. We intend to meet our short-term and long-term liquidity needs through additional financing from outside sources. There can be no assurance that we will achieve profitability or positive cash flow. If we are not successful in raising sufficient funds, we may be required to limit the scope of our proposed expansion into domestic business-to-business internet services.

As of the quarter ended December 31, 2000, we had advanced $90,000 toward our previously announced acquisition of Global Vision, Inc., however, effective March 1, 2001, we have terminated our relationships with Global - Vision, Inc. and MCC Insurance.

RESULTS OF OPERATIONS

Six months and quarter Ended December 31, 2000, compared to six months and quarter Ended December 31,1999

Expenses have continued to decrease. The Company reported $558,904 during the six months ended December 31, 2000 compared to $1,227,963 during the six months ended December 31, 1999. During the quarter ended December 31, 2000 expenses were $311,184 as compared to $388,608 during the quarter ended December 31, 1999. This decrease is primarily due to the significant decreases in consulting fees. The expenses reported for the quarter ended December 31, 1999, were almost entirely made up of fees paid with Company stock registered via an S-8 registration filed on July 29, 1999, and from which the Company received no future benefit. The expenses reported for the quarter ended December 31, 2000, are also made up almost entirely of fees paid with Company stock registered via an S-8 registration on September 13, 2000. However, the majority of these fees were paid for consulting services/contracts, which will provide services for the Company over the next two years. However, General and Administrative Expenses and Travel and Entertainment expenses have increased as a result of increased advertising and marketing efforts.

Other Income (Loss) for the six months ended December 31, 2000, changed from $1,880 to $(41,188), but were unchanged for the quarter. Interest earnings during the six months were $3,809, but were offset by $44,997 in losses on marketable securities owned by the Company.

Net losses for the six months and quarter decreased from $1,227,963 to $600,092 for the six months and from $330,650 to $309,304 for the quarter. This was primarily due to the decrease in expenses for those periods as discussed above.

Net Loss Per Share (Basic and Diluted) decreased from $.05 during the six months ended December 31, 1999, to $.02 during the six months ended December 31, 2000, and remained unchanged at $.01 during the respective quarters. In the quarter ended December 31, 1999, the decrease in Net Loss Per Share was due to the significant increase in issued shares as a result of the license agreement with Commerce Capital Group, LLC. The issuance of options and S-8 shares for related parties and consulting services over the last twenty months, and 1,650,000 shares that were issued by former management upon the closing of the August 2, 1999 license agreement, constitute a substantial dilution ratio of 25%. In the six months ended December 31, 2000, the decrease in Net Loss Per Share was due to significant decreases in expenses. We will continue our efforts to cut operating costs and expenses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We have been told that certain investors in a private placement of our stock will be filing a request for arbitration to rescind the transaction. As of March 21, 2001, we have not received any official filings seeking the arbitration. We intend to vigorously defend our position in this matter. We believe we have sufficient meritorious defenses to any such claims.

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

                               XPEDIAN, INC.
                        By:    /s/ Clyde Aycock
                               --------------------------------------------
                        Name:  Clyde Aycock
                        Title: President
Date:  March 21, 2001