Form 10QSB
period 2001-03-31
XPEDIAN INC
filed 2001-05-22
CIK 806030

------------------------
                                 UNITED STATES               OMB APPROVAL
                     SECURITIES AND EXCHANGE COMMISSION ------------------------
                             Washington, D.C. 20549     OMB Number:3235-0416
                                                        ------------------------
                                  FORM 10-QSB           Expires: April 30,2003
                                                        ------------------------
                                                        Estimated average burden
                                                        hours per response: 32.0
                                                        ------------------------
(Mark One)
[X] QUARTERLY  REPORT  UNDER SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
    ACT OF 1934
                         For the quarterly period ended March 31, 2001

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

37,175,430 shares of common stock, par value $.01 per share, were outstanding at May 21, 2001.

Transitional Small Business Disclosure Format (Check one): Yes[__]  No[__]

                                 XPEDIAN, INC.
                                   FORM 10-QSB

                                      INDEX
                                                                            PAGE
                                                                            ----
PART I-FINANCIAL INFORMATION
Item 1-Financial Statements (Unaudited)
         Balance Sheet - March 31, 2001 (Unaudited)                          1
         Statements of Loss - Three and Nine Months
           ended March 31, 2001 and 2000 (Unaudited)                          2
         Statements of Cash Flows - Three and Nine Months
           ended March 31, 2001 and 2000 (Unaudited)                          3
         Notes to Financial Statements (Unaudited)                            4
Item 2-Management's Discussion and Analysis or Plan of Operation              5

PART II-OTHER INFORMATION
Item 1 -Legal Proceedings                                                     7
Item 2 -Changes in Securities                                                 7
Item 3 -Defaults Upon Senior Securities                                       7
Item 4 -Submission of Matters to a Vote of Securities Holders                 7
Item 5 -Other Information                                                     8
Item 6 -Exhibits and Reports on Form 8-K                                      8

PART I-FINANCIAL INFORMATION
Item 1-Financial Statements (unaudited)

The financial statements in response to this item are as follows:

XPEDIAN, INC.
Balance Sheet (Unaudited)
March 31, 2001


                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                         $     174
    Common stock held in escrow                                              30
    Note receivable - consultant                                         81,664
    Advances to Global Vision, Inc.                                      90,000
    Advances to related parties                                           6,300
    Prepaid technology support fees                                      46,875
    Other advances                                                       41,268
    Deposits                                                              2,773
    Deferred tax asset, less valuation allowance of $1,185,137               -
-------------------------------------------------------------------------------
        TOTAL CURRENT ASSETS                                            269,084

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $9,416        35,235

OTHER ASSETS
    Software licensing agreement                                        644,370
    Security deposits                                                     1,935
-------------------------------------------------------------------------------
        TOTAL OTHER ASSETS                                              646,305
-------------------------------------------------------------------------------
        TOTAL ASSETS                                                  $ 950,624
===============================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                  $ 192,924
    Accrued liabilities                                                 217,968
    Loans from related parties                                           42,768
-------------------------------------------------------------------------------
        TOTAL CURRENT LIABILITIES                                       453,660
-------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
    Common stock, $.0001 par value, 100,000,000 shares authorized
       and  37,175,430 shares issued and outstanding                      3,718
    Additional paid-in capital                                       13,295,951
    Accumulated deficit                                             (12,802,645)
    Treasury stock, at cost                                                 (60)
-------------------------------------------------------------------------------
        TOTAL STOCKHOLDERS' EQUITY                                      496,964
-------------------------------------------------------------------------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 950,624
===============================================================================

(The accompanying notes are an integral part of this financial statement.)

XPEDIAN, INC.
Statements of Loss (Unaudited)

                                Nine Months Ended         Three Months Ended
                               March         March        March        March
                             31, 2001      31, 2000      31, 2001      31, 2000
-------------------------------------------------------------------------------
EXPENSES
 Consulting, professional
    and administrative fees  $ 446,602   $ 2,626,575     $ 29,882   $ 1,431,807
 General and administrative    168,133        67,766        44,403        36,271
 Travel & entertainment         18,454        11,653            -          9,953
-------------------------------------------------------------------------------
    TOTAL EXPENSES            (633,189)   (2,705,994)     (74,285)   (1,478,031)

OTHER INCOME (LOSS)
 Interest income                 5,688             -        1,879             -
 Commissions                     5,712             -        5,712             -
 Loss on marketable
   securities                  (44,997)            -            -             -
-------------------------------------------------------------------------------
  TOTAL OTHER INCOME (LOSS)    (33,597)            -        7,591             -

LOSS FROM CONTINUING OPERATIONS,
  BEFORE INCOME TAX BENEFIT   (666,786)   (2,705,994)     (66,694)   (1,478,031)

    Income tax benefit            -                -            -             -
-------------------------------------------------------------------------------
     Net Loss                $(666,786)  $(2,705,994)    $(66,694)  $(1,478,031)
===============================================================================

Weighted average shares
 outstanding
 (basic and diluted)        36,477,759    29,557,016   37,175,430    32,925,089

Net loss per share
 (basic and diluted)         $   (0.02)  $     (0.09)    $  (0.00)  $     (0.04)
===============================================================================
(The accompanying notes are an integral part of this financial statement.)

XPEDIAN, INC.
Statements of Cash Flows (Unaudited)

                                                         Nine Months Ended
                                                          March       March
                                                         31, 2001    31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                           $ (666,786) $ (2,705,994)
    Adjustments to reconcile
     net loss to net cash provided
     (used) by operating activities:
       Common stock issued for services                   305,200     2,534,691
       Depreciation                                         8,666             -
       Realized loss on sales of trading securities        44,997             -
       Increase (decrease) in accounts payable            143,009       (54,605)
       Increase in accrued interest receivable             (5,625)            -
       Increase in prepaid fees                           (46,875)       (7,976)
       Proceeds from sales of trading securities          249,891             -
       Increase in accrued liabilities                     69,815             -
       Increase in loans from related parties              36,462             -
       Decrease in margin loan to
          purchase trading securities                     (98,094)            -
-------------------------------------------------------------------------------
           Net cash provided (used) by
             operating activities                          40,660      (233,884)
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of common stock                    -       840,000
      Loan from related party                                   -        90,667
      Loan repayment to related party                           -       (86,531)
-------------------------------------------------------------------------------
           Net cash provided by financing activities            -        844,136
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Advances from (to) related parties                  (90,400)            -
      Acquisition of software license                           -       (15,000)
      Acquisition of property and equipment                (9,347)      (14,990)
-------------------------------------------------------------------------------
           Net cash used in investing activities          (99,747)      (29,990)
-------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS           (59,087)       580,262

CASH AND EQUIVALENTS - BEGINNING                           59,261          1,904
-------------------------------------------------------------------------------
CASH AND EQUIVALENTS - ENDING                          $      174 $     582,166
===============================================================================

SUPPLEMENTAL DISCLOSURES:
    Interest received                                  $    3,809 $           -
    Interest paid                                      $      822 $           -
    Income taxes paid                                  $        - $           -

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
    Common stock issued for services                   $  305,200 $           -
    Common stock issued for Software License Agreement $        - $  10,546,800
===============================================================================

(The accompanying notes are an integral part of this financial statement.)

                                  XPEDIAN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2001 and 2000

                         NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and item 310 (b) of Regulation SB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. For further information, refer to the Financial Statements and footnotes thereto included in the Company's Form 10-KSB for the year ended June 30, 2000, as filed with the Securities and Exchange Commission.

NOTE B - LOSS PER SHARE

Basic and diluted net loss per share was computed based on the weighted average number of shares of common stock outstanding during the period.

Item 2.  Management's Discussion and Analysis or Plan of Operation

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

(i) limited operating history; (ii) need for financing; (iii) dependence upon a single employee; (iv) reliance on a single license; (v) compliance with law; (vi) lack of sales; (vii) reliance of revenue growth upon economic conditions; (viii) competition; (ix) control by majority shareholder;
(x) absence of dividends; (xi) government regulation of the Internet; and the other risks and uncertainties described elsewhere in this report and in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000, under the caption, "Factors Affecting Future Operating Results" under
Item 2. - "Management's Discussion and Analysis or Plan of Operation."

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

We caution that we are in a precarious position, in that our license agreement signed by former management has constantly been under threat of revocation, for fraud and misrepresentation by former management. As a condition to his acceptance of the position of president, by Mr. Aycock, at a minimum, required that Commerce Capital Group, LLC consider revising the license agreement and expand the territory of the license agreement, to at least the four remaining states (Alabama, Georgia, Mississippi and Tennessee) covered under the existing agreement. Discussions continue and terms are being resolved and finalized at this time. The Company intends to make an announcement immediately upon the conclusion of these discussions.

Consistent with the initiation of our revitalization plans, we will make a serious commitment to producing revenue for the fourth fiscal quarter. Pursuant to a meeting of the Board of Directors, we are initiating a revitalization plan that will embody a complete commitment to producing revenue for at least a part of this fiscal year. We are concentrating all of our energies and resources on our primary business objective - online Interactive and Intelligent Interview(tm) technologies for:

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

We face difficult challenges in restoring investor confidence and marketing and deploying our business plan, but given the uniqueness of the product and the fact that there is no direct or comparable competition, we look forward to the opportunity. We fully intend to pursue new investment capital and expect to start producing operating revenue before the end of the fourth fiscal quarter.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, cash and cash equivalents were $174 as compared with $59,261 at June 30, 2000. We had a deficit in working capital of $184,576 at March 31, 2001, as compared to positive working capital of $177,691 at June 30, 2000.

We reported losses for the quarter ended March 31, 2001, of $66,694, and will continue to incur operating losses until our Internet estate planning business realizes significant revenues and / or other sources of revenue are derived from outside sources. We have also experienced significant losses from past operations. We originally had anticipated that our websites and related business activities would begin producing revenue during the fiscal quarter ended June 30, 2000, and further revised our timetable to realize a small amount of revenue from operations during the fiscal quarter ended March 31, 2001. However, due to concerns over the viability of our imminent breach of the license agreement of August 2, 1999, and continued delays in product launch we are forced us to revise that estimate to 2001. We may continue to experience losses as we continue to develop and implement sales and advertising strategies promoting our financial services products. Our management anticipates that losses should decrease as time passes due to product sales and resulting revenues.

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

As of the quarter ended March 31, 2001, we had advanced $90,000 toward our previously announced acquisition of Global Vision, Inc., however, effective March 1, 2001, we have terminated our relationships with Global - Vision, Inc. and MCC Insurance Agency, Inc.

RESULTS OF OPERATIONS

Nine months and quarter ended March 31, 2001, compared to nine months and quarter ended March 31, 2000

Expenses have continued to decrease. The Company reported $633,189 during the nine months ended March 31, 2001, compared to $2,705,994 during the nine months ended March 31, 2000. During the quarter ended March 31, 2001, expenses were $74,285 as compared to $1,478,031 during the quarter ended March 31, 2000. This decrease is primarily due to the significant decreases in consulting fees. The expenses reported for the quarter ended March 31, 2000, were almost entirely made up of fees paid with our common stock registered via an S-8 registration filed in February 2000, and from which we received no future benefit. The expenses reported for the quarter ended March 31, 2001, include $8,000 in director fees that is expected to be paid with our common stock. During this quarter, expenses have decreased as a result of curtailment of advertising, marketing, consulting and other professional fees, however expenses are expected to increase in subsequent periods.

Other Income (Loss) for the nine months ended March 31, 2001, decreased by $33,597to $(33,597), but increased by $7,591 for the quarter. Interest earnings during the nine months were $5,688 and commissions were $5,712, but were offset by $44,997 in losses on marketable securities we owned.

Net loss decreased from $2,705,994 to $666,786 for the nine months and from $1,478,031 to $66,694 for the quarter. This was primarily due to the decrease in expenses for those periods as discussed above.

Net Loss Per Share (Basic and Diluted) decreased from $.09 during the nine months ended March 31, 2000, to $.02 during the nine months ended March 31, 2001, and decreased from $.04 to $.00 during the respective quarters. In the nine months ended March 31, 2000, the decrease in Net Loss Per Share was due to the significant increase in issued shares as a result of the license agreement with Commerce Capital Group, LLC. The issuance of options and S-8 shares for related parties and consulting services over the last twenty months, and 1,650,000 shares that were issued by former management upon the closing of the August 2, 1999, license agreement, constitute a substantial dilution ratio of 25%. In the quarter ended March 31, 2001, the decrease in Net Loss Per Share was due to significant decreases in expenses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We have been told that certain investors in a private placement of our stock will be filing a request for arbitration to rescind the transaction. As of May 15, 2001, we have not received any official filings seeking the arbitration. We intend to vigorously defend our position in this matter. We believe we have sufficient meritorious defenses to any such claims.

Item 2. Changes in Securities

No changes from prior quarter.

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

                               XPEDIAN, INC.
                                /s/ Clyde Aycock
                        By:    --------------------------------------------
                        Name:  Clyde Aycock
                        Title: President
Date:  May 21, 2001