Form 10KSB
period 2001-06-30
XPEDIAN INC
filed 2001-11-09
CIK 806030

---------------------------
                          UNITED STATES                    OMB APPROVAL
               SECURITIES AND EXCHANGE COMMISSION    ---------------------------
                     Washington, D.C. 20549          OMB Number:3235-0420
                             Expires: April 30, 2003
                            Estimated average burden
                                                     hours per response: 294.00
                           FORM 10-KSB               ---------------------------


      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                                  For the fiscal year ended June 30, 2001

       [ ] TRANSACTION REPORT UNDER SECTION 13 OR 15(D)OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                          For     the transition period from ___to___
                             Commission file number: 0-15347

                         GALA HOSPITALITY CORPORATION
             ------------------------------------------------------
                 (Name of small business issuer in its charter)


              FLORIDA                                    59-2720096
---------------------------------------------  --------------------------------
(State or other jurisdiction of incorporation (IRS Employer Identification No.)
                or organization)

1717 N. Bayshore Drive, Suite 321, Miami, Florida                 33132

--------------------------------------------------------  ---------------------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number: 305-530-0046

Securities registered under Section 12(b) of the Exchange Act: None

Title of each class: NONE       Name of each exchange on which registered: None

Securities registered under Section 12(g) of the Act:

                  Common Stock, par value of $.0001 per share
                  -------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer had no revenues for the fiscal year ended June 30, 2001.

The aggregate market value of the voting stock held by non-affiliates of the issuer as of November 7, 2001, was approximately $2,999,263 based on the closing sales price of the issuer's common stock on the OTCBB (the OTC Bulletin Board(R)) of $0.03 on November 7, 2001.

The number of shares of common stock of the issuer outstanding as of November 7, 2001, was 99,975,430 shares.

                       GALA HOSPITALITY CORPORATION
                                        f/k/a XPEDIAN, INC.

          FISCAL YEARS ENDED JUNE 30, 2001 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS
                                -----------------
PART I                                                                     PAGE
------                                                                     ----
ITEM 1.      Description of Business                                         3
ITEM 2.      Description of Property                                         5
ITEM 3.      Legal Proceedings                                               5
ITEM 4.      Submission of Matters to a Vote of Security Holders             6

PART II
-------
ITEM 5.      Market for Common Equity and Related Stockholder Matters        6
ITEM 6.      Management's Discussion and Analysis or Plan of Operation       7
ITEM 7.      Financial Statements                                            9
ITEM 8.      Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                     24

PART III
--------
ITEM 9.      Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act            24
ITEM 10.     Executive Compensation                                         25
ITEM 11.     Security Ownership of Certain Beneficial Owners and
               Management                                                   27
ITEM 12.     Certain Relationships and Related Transactions                 28
ITEM 13.     Exhibits, List and Reports on Form 8-K                         28

FORWARD-LOOKING STATEMENTS.

This Annual Report on Form 10-KSB contains forward-looking statements concerning, among other things, Gala Hospitality Corporation (f/k/a Xpedian, Inc.), expected future revenues, operations and expenditures, competitors or potential competitors, and licensing and distribution activity. These forward-looking statements are identified by the use of terms and phrases such as "anticipate", "believe", "could", "estimate", "expect", "intend", "may", "will", "plan", "predict", "potential", and similar terms and phrases, including references to assumptions. These statements are contained in each part of this report and in the documents incorporated by reference. These forward-looking statements represent the expectations of management as of the filing date of this report. Actual results could differ materially from those anticipated by the forward-looking statements due to a number of factors, including:

     (i)       limited operating history;
     (ii)      need for financing;
     (iii)     lack of sales;
     (iv)      reliance of revenue growth on economic conditions;
     (v)       competition;
     (vii)     absence of dividends;
     (viii) the other risks and uncertainties described under the caption, "FACTORS AFFECTING FUTURE OPERATING RESULTS" under Item 6.

Gala Hospitality Corporation (f/k/a Xpedian, Inc.) is under no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by us in the future.

                                     PART 1

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Gala Hospitality  Corporation (f/k/a Xpedian, Inc.), a Florida corporation,
was  engaged  in   acquiring   businesses   focused  on  Internet  and  wireless
technologies. We have ceased operations in these markets to seek opportunities in the entertainment market.

RECENT DEVELOPMENTS

On August 2, 1999, prior management consummated a licensing arrangement (the "License") with Commerce Capital Group, L.L.C., a South Carolina limited liability company ("CCG") to market and sell CCG's proprietary "Personal Estate Plan (tm)" (the "PEP")(tm), which was intended to allow professionals and individual users to conduct estate planning and financial planning through use of the Internet. Under the License, our initial geographic territory was limited to Florida. CCG was paid a license fee of 21 million shares of unregistered common stock. In July 2001, CCG unilaterally assigned additional territory under the License to us and demanded 15,000,000 shares for such territory, which shares the Board issued. We have initiated litigation against CCG and its managing partner, Mr. Robert Evan Hughes (aka Van Hughes) as well as several other ancillary entities alleging breach of contract and fraud, and requesting rescission, injunctive relief and declaratory relief against CCG, Hughes and the other defendants. The case has been filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, case number CIV-# 01-016931 (See 8-K filed October 8, 2001).

As of June 30, 2001, none of the products or software technology included within the License Agreement with Commerce Capital Group, LLC, had been delivered or shown to be functional. Current management believes that the financial planning software licensed from Commerce Capital Group will neither be delivered nor perform in the foreseeable future in a manner that will benefit us. Therefore, we decided to discontinue our efforts in this marketplace and have taken a write-off of $644,370 for the license agreement.

We also evaluated other current receivables and have found no reasonable likelihood of collection. Therefore we wrote-off receivables with a value of $184,785.

On September 25, 2001, we completed a share exchange (see 8-K filed on October 8, 2001) with Gala Entertainment, Inc. (Gala), a Florida corporation. As a result of this share exchange, we acquired a subsidiary, Gala, with employees who have a significant amount of experience in the adult entertainment industry. All matters of the share exchange were approved by our Board of Directors. The essential terms of the Share Exchange are:

     a. We will be the surviving corporation with Gala being our subsidiary; and

     b. Gala shareholders will exchange 100% of issued and outstanding shares of Gala Entertainment, Inc. for 40,800,000 of our shares, on a pro rata basis.

     c. Gala, a Florida corporation, will continue as a corporation in Florida after the share exchange; and

     d. We are not subject to the control share requirements of the Florida Business Corporation Act, Section 607.0902 as this transaction is exempt pursuant to Section 607.0902(2)(d)5 and Section 607.0902(2)(d)6; and

     e. Gala Shareholders voted in favor of the Share Exchange; and

     f. Our Board of Directors voted in favor of the Share Exchange; and

     g. We elected additional members to our Board of Directors.

A copy of the Plan of Share Exchange is attached to our Form 8-K filed on October 8, 2001.

At the time of the Share Exchange for all practical purposes, we were not a "going concern." We had no remaining customers for our services, had no revenues, and no account receivables.

In September, 2001, Clyde Aycock resigned as President and accepted a position within Gala Hospitality Corporation as Vice President. Mr. Aycock remained a director. Jeffrey Stoller, Michael Heilman and Don Golden were elected to the Board of Directors. Subsequently, the Board of Directors appointed Jeffrey Stoller President and Chief Operating Officer, and Michael Heilman Executive Vice President and Secretary/Treasurer.

BACKGROUND

Gala Hospitality Corporation was originally incorporated in Florida in August 1986 as Triumph Capital, Inc. ("Triumph"). Triumph was originally engaged in the stock transfer business. In 1992, Triumph changed its name to IRT Industries, Inc. as part of a reorganization in which it exchanged a portion of its common stock (2,900,000 shares) for all of the issued and outstanding stock of IRT Industries, Inc., which had been incorporated in California on December 13, 1990. Triumph then merged into IRT Industries, Inc. and reincorporated in the State of Florida. Until March 1996, IRT Industries, Inc. pursued environmental related businesses.

In March 1996, IRT's management and business strategy changed due to the sale of the majority of its outstanding shares of common stock. The new management of IRT sought to acquire interests in casinos throughout Latin America. During 1996 they acquired interests and operating licenses in two casinos in Costa Rica.

In 1998, the management of IRT decided to discontinue its casino operations and change their business focus to domestic opportunities in the Internet area. This intent was formally communicated in a Current Report on Form 8-K filed on September 1, 1998. The Casino Bahia was sold in May, 1998, for a sales price of $150,000. The Casino Amon was sold in February 1999, for a sales price of $85,000 of which $67,500 was paid and the balance of $17,500 is currently overdue. The Company has reviewed its collection options and has determined that it is highly unlikely that the remaining $17,500 will be collected, and that any effort to do so will involve significant legal and personnel expense. The Company therefore charged-off $17,500 as uncollectible, but will continue to review the matter in case some new development arises.

On or about January 25, 2000, we changed our name to Xpedian, Inc. and our ticker symbol to XPDN.

On July 31, 2000, we completed an agreement to acquire Global-Vision, Inc., a privately-held Internet and wireless technology company based in La Jolla, CA, with us advancing $99,000. This acquisition was subsequently terminated and in settlement of potential claims against us, the advance was written off.

On March 5, 2001, a change in our management occurred in which Clyde Aycock succeeded Dale Chapman as president and Chairman of the Board; and James H. Feeney and James Kelly resigned as members of the Board of Directors.

STRATEGIC FOCUS

We are redirecting our efforts in the acquisition of profitable businesses in the entertainment market. Thus, we effected a name change to Gala Hospitality Corporation. On September 25, 2001, we entered into a Share Exchange Agreement with Gala Entertainment, Inc., reflecting the Board's beliefs that the technology licensed from Commerce Capital Group would not generate revenues in the foreseeable future, and that the plan of operations of Gala Entertainment, Inc. would be a positive step in making us profitable.

SALES AND MARKETING

With the discontinuance of the License Agreement for the financial market, we are not in need of a sale and marketing program for this application.

We are in the process of developing the necessary marketing program for our new business.

COMPETITION

Competition will be addressed in conjunction with our new business.

EMPLOYEES

As of June 30, 2001, we had one full-time employee, Clyde Aycock. Effective October 1, 2001, we have 3 executives employed; Jeffrey Stoller, Michael Heilman and Clyde Aycock.

We anticipate adding 4 to 6 employees to our corporate staff by the end of December 2001.

ITEM 2. DESCRIPTION OF PROPERTY

We are no longer providing office space for Mr. Aycock. The Gala Entertainment, Inc. subsidiary will provide office space for Mr. Stoller until suitable space can be found in South Florida.

ITEM 3. LEGAL PROCEEDINGS.

In November 1994, Morton I. Singerman obtained an amended final judgment against us. The judgment was issued against the defendants including the Company's predecessor Triumph Financial Corp. and Triumph Capital, Inc., which, with interest, was approximately $31,000. The Company has paid this settlement to Mr. Singerman. A portion of the settlement was paid in 1999 and the remainder of $17,500 was paid in fiscal year ended June 30, 2000.

On January 12, 1998, Jose Humberto Brenes filed a complaint against us in Jose Humberto Brenes v. IRT Industries, Inc., Case #97-0102510-18, in the 17th Judicial Circuit, Broward County, Florida. In the complaint, the plaintiff alleges that IRT Industries, Inc. defaulted on its obligation to make payments due under a guarantee. The plaintiff seeks damages of approximately $119,000. The plaintiff voluntarily dismissed the action on November 4, 1998, indicating that he intended to re-file the action to collect the alleged damages unless the parties can reach a settlement. The plaintiff re-filed the complaint and received a default judgment against the Company. The default judgment was later vacated because the Company was not properly notified of the plaintiff's filing. We and the Plaintiff entered into court ordered mediation and on September 19, 2000, signed an agreement to settle the matter. As part of the settlement agreement, the Company agreed to pay the Plaintiff $80,000 in payments between September 30, 2000, and December 31, 2000. However, should the Company be unable to make these payments, there can be no assurance that the outcome would not have a material adverse effect on our liquidity, financial position, or results of operations.

On November 25, 1998, our management at that time voluntarily entered into a Consent to Entry of Judgment of Permanent Injunction and Other Relief in connection with In the Matter of IRT Industries, Inc., Securities and Exchange Commission ("SEC") File No. A-1605, pursuant to which the SEC has the right to present to the United States District Court, Southern District of Florida (Miami Division) a Final Judgment without further notice to us. The proposed Final Judgment restrains and enjoins us from committing fraud in violation of Section 17(a) of the Securities Act of 1933, as amended or Section 10(b) of the Securities Exchange Act of 1934 as amended and Rule 10-(b)5. In the event that we fail to comply with the terms of the Final Judgment, the SEC will be able to petition the Court to assess civil penalties against us.

On February 10, 1999, Oscar Hammond filed a complaint against the Company in Oscar Hammond v. IRT Industries, Inc.; D.L. Cromwell Investments, Inc.; Rossi & Associates, Attorneys, P.A.; Texas Capital Securities; Brad Nirenberg, Individually; and Robert Brook, Individually, Case # 99001496AG in the Circuit Court of the 15th Judicial Circuit, Palm Beach County, Florida Civil Division. In the complaint, the plaintiff alleged the defendants made various misrepresentations and fraudulent statements to him thereby inducing him to purchase our shares of common stock at a cost of approximately $100,000, which shares subsequently decreased in value. The complaint seeks to rescind the sale of the common stock or alternatively, damages of up to $100,000. We believe that the complaint has no merit and we intend to vigorously defend the action. However, if the action were to be adjudicated against us, there can be no assurance that the outcome would not have a material adverse effect on our liquidity, financial position, or results of operations.

In March 2000, we offered for sale to qualified investors up to 870,000 shares of our common stock, under a private placement, to qualified investors, pursuant to an exemption available under the Securities Act of 1933. Under this offering, 869,117 shares were issued at a price of $.68, generating gross proceeds of approximately $591,000, with commissions being paid of approximately $59,000. There is a potential for certain investors involved in this private placement to file a request for arbitration to cause us to comply with a registration requirement of the Subscription Agreement. As of October 31, 2001, we have not received any official filings seeking the arbitration. However, current management has taken the initiative to contact the parties to arrange for a settlement. Management is confident that an equitable settlement can be achieved.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is traded on the OTCBB (trading-symbol: GHCP), effective November 6, 2001. Before this date our trading-symbol was XPDN. On October 31, 2001, we had approximately 3500 stockholders of record according to the records of our transfer agent, Securities Transfer Corporation, and the NOBO List from ADP. In many cases, brokers and other institutions hold shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

The following table sets forth the high and low bid prices of common stock for each of the last eight fiscal quarters, as reported by ILX and/or IDD Information Services, Tradeline(R). The quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commission, and may not necessarily represent actual transactions.

                                           RANGE OF BIDS FOR THE COMMON STOCK
FISCAL 2001                                      HIGH                     LOW

First Quarter (July, August, September)      $  .484                    $  .274
Second Quarter (October, November, December) $  .225                    $  .095
Third Quarter (January, February, March)     $  .080                    $  .027
Fourth Quarter (April, May, June)            $  .063                    $  .027

FISCAL 2000

First Quarter (July, August, September)      $  .56                     $  .47
Second Quarter (October, November, December) $  .32                     $  .29
Third Quarter (January, February, March)     $ 1.65                     $ 1.44
Fourth Quarter (April, May, June)            $  .65                     $  .45

We have not paid any dividends on our common stock and we do not expect to pay any dividends in the near future. Instead, we intend to retain all earnings to finance the growth and development of our new business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The following discussion and analysis provides information, management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the financial statements and notes appearing elsewhere herein.

GENERAL

Near the end of fiscal year 1998, our former management changed our focus from owning and operating casinos and related activities, to focus on domestic opportunities in the Internet area. Subsequently, in 1998 and 1999, we discontinued operations in the casino and related activities, and began an active search for domestic Internet opportunities. We sold the final remaining casino operation in February 1999. In April 1999, we made an unsuccessful attempt to purchase ThinkBid.com, the Internet auction site. On August 2, 1999, former management completed negotiations with Commerce Capital Group, L.L.C. ("CCG") for the right to license and market CCG's emerging line of Internet-based financial services products.

In fiscal year 2001, Commerce Capital Group did not deliver technology pursuant to the license agreement with CCG and we had no opportunity to generate revenues, though we did incur operating expenses. Current management is investigating opportunities in the entertainment market. Management is also seeking private funding to bridge the gap prior to the time that its new ventures are self-sufficient financially. We plan to satisfy our cash needs by obtaining new capital through one or more convertible debentures, as well as through the acquisition of operating entities within Gala Entertainment's niche (namely, nightclubs and complementary businesses).

PLAN OF OPERATIONS

On September 25, 2001, we completed a share exchange (see 8-K filed on October 8, 2001) with Gala Entertainment, Inc. (Gala), a Florida corporation. As a result of this share exchange, we acquired a subsidiary, Gala, with employees who have a significant amount of experience in the adult entertainment industry.

Gala intends to focus on and acquire cabarets which are characterized as "upscale" and which target an affluent male audience ranging in age from 25-55 with high disposable incomes. For purposes of this plan, "upscale" means facilities that offer a high level of service and hospitality, with greater emphasis on comfort, ambiance and decor, as well as greater selectivity in the entertainment staff

Liquidity and Capital Resources

As of June 30, 2001, cash and cash equivalents were $420 as compared with $59,261 at June 30, 2000. The decrease is due to our use of funds to support losses.

Need for Financing

We will have to raise funds in order to facilitate our new business strategy. As we are not presently generating revenue, we will have to raise funds from outside sources to fund our developmental and working capital needs. In addition, as we experience rapid growth, we may require additional funds to expand our operations or to enlarge our organization and increase our personnel. There can be no assurance that we will be able to obtain financing on favorable terms or that additional financing will be available, if at all. If adequate funds are not available or are not available on favorable terms, we may not be able to support our developmental and day-to-day activities. Such inability to obtain financing could have a material adverse effect on our business, financial condition or results of operations and could require us to materially reduce, suspend or cease operations.

We plan to satisfy our cash needs by obtaining new capital through one or more convertible debentures, as well as through the acquisition of operating entities within Gala Entertainment's niche (namely, nightclubs and complementary businesses).

Compliance with Law

We will comply with laws and regulations applicable to our planned future business. These laws are well documented and tested. In general, we will need to comply with zoning, liquor, and applicable entertainment laws. Specific statutes vary from municipality to municipality.

Absence of Dividends

Given that we have no revenues and were, as of June 30, 2001, investigating other business opportunities, we do not anticipate distribution of dividends in the foreseeable future.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements of Gala Hospitality Corporation (f/k/a Xpedian, Inc.) in response to this Item are as follows:

                          GALA HOSPITALITY CORPORATION
                              (f/k/a XPEDIAN, INC.)

                              FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

                                      CONTENTS

                                      PAGE
                                                              ----
INDEPENDENT AUDITOR'S REPORT                                    10

FINANCIAL STATEMENTS
Balance Sheets                                                  11
Statements of Loss                                              12
Statements of Cash Flows                                        13
Statements of Stockholders' Equity
  (Deficiency in Assets)                                  14 TO 15


NOTES TO FINANCIAL STATEMENTS                             16 TO 23

Dohan and Company                                7700 North Kendall Drive, #200
CERTIFIED PUBLIC ACCOUNTANTS                          Miami, Florida 33156-7564
A Professional Association                           Telephone:  (305) 274-1366
                            Facsimile: (305) 274-1368

                          INDEPENDENT AUDITOR'S REPORT

Stockholders and Board of Directors
Gala Hospitality Corporation
(f/k/a Xpedian, Inc.)
Miami, Florida

We have audited the accompanying balance sheets of Gala Hospitality Corporation (f/k/a Xpedian, Inc.), as of June 30, 2001 and 2000, and the related statements of loss, cash flows and stockholders' equity (deficiency in assets) for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gala Hospitality Corporation (f/k/a Xpedian, Inc.), at June 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                            /s/ Dohan and Company, P.A.
                                            Certified Public Accountants

Miami, Florida
November 5, 2001

GALA HOSPITALITY CORPORATION
(f/k/a XPEDIAN, INC.)
BALANCE SHEETS
June 30,                                                  2001           2000
                                                       ----------    -----------
ASSETS

CURRENT ASSETS
Cash and cash equivalents ........................     $      420    $   59,261
Trading securities ...............................           -          294,888
Common stock held in escrow ......................             30            30
Note receivable - consultant .....................           -           76,039
Advances to related parties ......................           -           40,000
Other advances ...................................          8,962         7,168
Deposit ..........................................           -            2,773
                                                       ----------    ----------
     TOTAL CURRENT ASSETS ........................          9,412       480,159

PROPERTY AND EQUIPMENT ...........................         22,689        34,554

SOFTWARE LICENSE .................................           -          644,370

SECURITY DEPOSITS ................................           -            1,935
                                                       ----------    -----------
     TOTAL ASSETS ................................     $   32,101    $1,161,018
                                                       ==========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

CURRENT LIABILITIES
Margin loan ..................................         $     -       $   98,094
Accounts payable .............................            214,247        42,597
Accrued liabilities ..........................            221,062       148,153
Taxes payable ................................              1,583         3,318
Due to related parties .......................             15,500        10,306
                                                       ----------    -----------
     TOTAL CURRENT LIABILITIES ...............            452,392       302,468
                                                       ----------    -----------

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
Common stock; $.001 par value;
   100,000,000 shares authorized; 37,175,430
   and 8,450,331 issued and outstanding ......              3,718         3,588
Additional paid-in capital ...................         13,295,951    12,990,881
Treasury stock ...............................                (60)          (60)
Deficit ......................................        (13,719,900)  (12,135,859)
                                                       ----------    -----------
     TOTAL (DEFICIENCY IN ASSETS)
       STOCKHOLDERS' EQUITY  ............................(420,291)      858,550
                                                       ----------    -----------
     TOTAL LIABILITIES AND (DEFICIENCY IN
       ASSETS) STOCKHOLDERS' EQUITY  .........         $   32,101    $1,161,018
                                                       ==========    ===========
See accompanying notes.

GALA HOSPITALITY CORPORATION (f/k/a Xpedian, Inc.)
STATEMENTS OF LOSS
For the years ended June 30,                              2001           2000
                                                       ----------    -----------
OPERATING EXPENSES
Advertising and marketing.....................         $   69,304    $   79,324
Bad debts ....................................            193,742          -
Depreciation                  ................              5,672           750
Office rent ..................................              7,922        10,025
General and administrative ...................             21,546        22,951
Insurance ....................................              7,492        31,123
Interest .....................................                822         4,222
Consulting and professional fees .............            422,852     2,165,810
Promotion and entertainment ..................             31,479        66,903
Officers' compensation .......................            109,333       396,850
Payroll and related taxes ....................             16,142        10,541
Travel .......................................             18,467        19,269
                                                       ----------    -----------
     TOTAL OPERATING EXPENSES ................            904,773     2,807,768
                                                       ----------    -----------
OTHER INCOME (LOSS)
Interest income...............................             5,687          4,746
Litigation settlement expense.................              -            (8,500)
Forgiveness of debt...........................              -            60,000
Loss on marketable securities.................           (44,997)        (2,778)
Consulting                                                 5,712           -
Loss on disposition of equipment                          (1,300)          -
Loss on abandonment of software license                 (644,370)          -
                                                       ----------    -----------
     TOTAL OTHER (LOSS) INCOME...............           (679,268)        53,468
                                                       ----------    -----------
LOSS FROM CONTINUING OPERATIONS
   BEFORE INCOME TAX BENEFITS.................         (1,584,041)   (2,754,300)

PROVISION FOR INCOME TAXES (BENEFITS) ........               -             -
                                                       ----------    -----------
NET LOSS......................................        $(1,584,041)  ($2,754,300)
                                                      ============   ===========
NET LOSS PER SHARE
--------------------------------------------------------------------------------
Basic.........................................        $     (0.04)   $    (0.09)
Diluted.......................................        $     (0.04)   $    (0.09)
--------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic.........................................         36,801,868    31,073,129
Diluted.......................................         36,801,868    31,643,814

================================================================================
See accompanying notes.

GALA HOSPITALITY CORPORATION
(f/k/a XPEDIAN, INC.)
STATEMENTS OF CASH FLOWS
For the years ended June 30,                              2001           2000
                                                      ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ..........................................   $(1,584,041)  ($2,754,300)
Adjustments to reconcile net loss
 to net cash provided by operating activities:
Depreciation                  .....................         5,672           750
Accrued interest income............................          -           (1,040)
Common stock issued for services...................       305,200     2,375,633
Forgiveness of debt................................          -          (60,000)
Abandonment of software license agreement                 644,370          -
Bad debts..........................................       116,038          -
Net unrealized loss on trading securities..........          -           21,306
Purchases of trading securities....................          -       (1,622,382)
Proceeds from sales of trading securities..........       249,891     1,324,716
Realized loss (gain) on sale of trading securities........ 44,997       (18,528)

(Increase) decrease in assets:
   Deposits........................................         4,708        (4,708)
Increase (decrease) in liabilities:
   Accounts payable................................       171,650         6,764
   Accrued liabilities.............................        72,909       101,653
   Margin loan to purchase trading securities......       (98,094)       98,094
   Taxes payable                                           (1,735)         -
                                                       ----------    -----------
NET CASH USED BY OPERATING ACTIVITIES .............      (68,435)     (532,042)
                                                       ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issuance..............................          -          737,564
Loan from related party ...........................         3,400         9,306
                                                       ----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES .........         3,400       746,870
                                                       ----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment.................        (9,347)      (35,304)
Disposition of property and equipment                      15,541          -
Advances to related parties........................          -          (47,167)
Note receivable to consultant......................          -          (75,000)
Proceeds from loan payable.........................          -          105,000
Payments on loan payable...........................          -         (105,000)
                                                       ----------    -----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES ..         6,194      (157,471)
                                                       ----------    -----------
 (DECREASE) INCREASE IN CASH ......................       (58,841)        57,357

CASH, beginning of year ...........................        59,261          1,904
                                                       ----------    -----------
CASH, end of year .................................   $       420    $    59,261
                                                      ===========    ===========

SUPPLEMENTAL DISCLOSURES
Interest received .................................   $     5,687    $     3,696
Interest paid .....................................   $       822    $     4,222
Income taxes paid..................................   $      -       $      -

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Common stock issued for services...................   $   305,200    $ 2,375,633
Common stock issued to acquire software license....   $      -       $   644,370
                                                      ===========    ===========
See accompanying notes.

GALA HOSPITALITY CORPORATION
(f/k/a XPEDIAN, INC.)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
For the years ended June 30, 2001 and 2000


                                             NUMBER      COMMON      ADDITIONAL
                                               OF         STOCK        PAID-IN
DESCRIPTION                                  SHARES      AMOUNT       CAPITAL
--------------------------------------------------------------------------------

BALANCE AT JUNE 30, 1999                   8,450,331   $     845    $  9,236,057
 Issuance of common stock for services     5,240,451         524       2,375,109
 Issuance of common stock for cash         1,184,648         119         737,445
 Issuance of common stock for software
   license                                21,000,000       2,100         642,270
 Net loss for the year ended June 30, 2000      -           -               -
--------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2000                  35,875,430       3,588      12,990,881
 Issuance of common stock for services     1,225,000         123         286,327
 Issuance of restricted common stock
   for services                               75,000           7          18,743
Net loss for the year ended June 30, 2001       -           -               -
--------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2001                  37,175,430   $   3,718     $13,295,951
================================================================================

                                                                      TREASURY
DESCRIPTION                                              DEFICIT       STOCK
--------------------------------------------------------------------------------

BALANCE AT JUNE 30, 1999                              $(9,381,559)  $      (60)
 Issuance of common stock for services                       -             -
 Issuance of common stock for cash                           -             -
 Issuance of common stock for software license               -             -
 Net loss for the year ended June 30, 2000             (2,754,300)         -
--------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2000                              (12,135,859)         (60)
 Issuance of common stock for services                       -             -
 Issuance of restricted common stock for services            -             -
 Net loss for the year ended June 30, 2001             (1,584,041)         -
--------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2001                             $(13,719,900)  $      (60)
================================================================================

                                                          TOTAL
                                                  STOCKHOLDERS' EQUITY
DESCRIPTION                                     (DEFICIENCY IN ASSETS)
--------------------------------------------------------------------------------

BALANCE AT JUNE 30, 1999                              $(   144,717)
 Issuance of common stock for services                   2,375,633
 Issuance of common stock for cash                         737,564
 Issuance of common stock for software license             644,370
 Net loss for the year ended June 30, 2000              (2,754,300)
--------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2000                                   858,550
 Issuance of common stock for services                     286,450
 Issuance of restricted common stock for services           18,750
 Net loss for the year ended June 30, 2001              (1,584,041)
--------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2001                             $    (420,291)
================================================================================
See accompanying notes.

GALA HOSPITALITY CORPORATION
(f/k/a XPEDIAN, INC.)
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2001 AND 2000

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITY Gala Hospitality Corporation (f/k/a Xpedian, Inc.) (the Company), was incorporated in Florida in August 1986, as Triumph Capital, Inc. (Triumph). Triumph was originally engaged in the stock transfer business. In 1992, Triumph changed its name to IRT Industries, Inc. (IRT) as part of a reorganization in which it exchanged 2,900,000 of its common stock for all of the issued and outstanding shares of IRT Industries, Inc., a company incorporated in California on December 13, 1990, pursuing environmental business opportunities. Triumph then merged into IRT and reincorporated in the State of Florida. By the end of the fiscal year ended June 30, 1996, IRT had discontinued most of its prior business activities. In March 1996, the management of IRT changed as a result of the sale of a majority of its outstanding shares of common stock. Under its new management, IRT sought international casino acquisition opportunities throughout Latin America.

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

On January 25, 2000, the Company changed its name to Xpedian, Inc. We also changed the name because of an exchange of a majority of its common stock. The new management then changed the Company's focus to domestic opportunities in the Internet area and other business areas.

In September 2001, the Company changed its name to Gala Hospitality Corporation to pursue business opportunities in the entertainment market after the lack of delivery under the Commerce Capital Group License Agreement.

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

SOFTWARE LICENSE In August 1999, the Company entered into a license agreement for a software license limited to the State of Florida. The software was to provide estate planning. The software is the proprietary software of Commerce Capital Group, LLC. The Company exchanged 21,000,000 shares of common stock for the license agreement. In July 2001, CCG was issued another 15,000,000 shares for additional territory. This total value of this license was booked at $644,370. The cost of the license agreement was recorded as an intangible asset and was to be amortized over the period of its estimated benefit period of 60 months.

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

Commerce Capital Group has not delivered the software program pursuant to the license agreement and management that assumed office in September 2001 determined that the license agreement was worthless as of June 30, 2001 and recorded a loss in the amount of $644,370. In addition, we have instituted litigation against CCG and its controlling member to recover the shares issued in connection with the license agreement.

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

INCOME TAXES Income taxes are computed under the provisions of the Financial Accounting Standards Board (FASB) Statement 109 (SFAS 109), Accounting for Income Taxes. SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the difference in events that have been recognized in the Company's financial statements compared to the tax returns.

RECENT PRONOUNCEMENTS Business Combinations and Goodwill - In July 2001, the Financial Accounting Standards Board issued of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations" and of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets". SFAS 141 requires that all business combinations be accounted for using the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill.

SFAS 142 requires that ratable amortization of goodwill be replaced with periodic test of the goodwill impairment and that intangible assets other than good will and other indefinite lived intangible assets, be amortized over their useful lives. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The impact of SFAS 141 and 142 on the financial statements has not yet been determined.

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

ADVERTISING COSTS Advertising costs are expensed as incurred. Advertising expense was $69,304 and $79,324 for the years ended June 30, 2001 and 2000, respectively.

RECLASSIFICATION AND RESTATEMENT Certain prior year amounts have been reclassified to conform to the current year's presentation.

NOTE 2.  DISCONTINUED OPERATIONS

On July 31, 2000, the Company completed agreements to acquire Global-Vision, Inc., a privately-held Internet and wireless technology company based in La Jolla, CA, with the Company advancing $99,000. This acquisition was subsequently terminated and, in settlement of potential claims against the Company, the advance was written-off.

As of June 30, 2001, none of the products or software technology included within the License Agreement with Commerce Capital Group, LLC, had been delivered or shown to be functional. Management believes that the financial planning software licensed from Commerce Capital Group will neither be delivered nor will perform in the foreseeable future in a manner that will benefit the Company. Therefore, the Company has decided to discontinue marketing efforts in this marketplace and has taken a write-off of $644,370 for the license agreement.

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

NOTE 4.  MARKETABLE SECURITIES

Trading securities at June 30, 2000 consisted of equity securities with a fair value of $294,888 and a cost of $316,192. Unrealized loss at June 30, 2000, was $21,304. Gross realized (losses) gains for the years ended June 30, 2001 and 2000, were ($101,955) and $18,528, respectively.

NOTE 5. PROPERTY AND EQUIPMENT Property and equipment consisted of the following:

                                                          2001          2000
                                                       ----------    ----------
Transportation equipment                               $     -       $   14,990
Computer equipment and software                            28,361        20,314
                                                       ----------    ----------
                                                           28,361        35,304
Accumulated depreciation                              (     5,672)   (      750)
                                                       ----------    ----------
Property and equipment, less accumulated depreciation  $   22,689    $   34,554
                                                       ==========    ==========

Depreciation expense for the years ending June 30, 2001 and 2000, amounted to $5,672 and $750, respectively.

NOTE 6.  NOTE RECEIVABLE - CONSULTANT

On May 10, 2000, the Company advanced $75,000 to a consultant, IBF Consulting, Ltd., a company located in Tortola, British Virgin Islands, pursuant to a promissory note. The note provided for interest at the annual rate of 10% and required repayment September 1, 2000. The note was not repaid according to its terms and is currently in default. The note was secured by 300,000 shares of the Company's common stock. The note is reflected, together with accrued interest of $1,039, as a current asset on the Company's balance sheet for the fiscal year ending June 30, 2000. The Company's management has since deemed this receivable to be uncollectible and as such has written-off this receivable as of June 30, 2001, and recorded bad debt expense of $81,664, which includes additional accrued interest for the current year of $5,625 in relation to this note receivable.

NOTE 7. RELATED PARTY TRANSACTIONS

During the year ended June 30, 2000, legal fees of approximately $50,000 were charged to the Company by one of its former legal counsel, and a professional association whose principal shareholder was also a principal shareholder of the Company.

NOTE 8. MANAGEMENT CHANGES

On August 2, 1999, the then sole Director and officer of the Company appointed replacements to vacant seats, and resigned with the following persons holding, the following positions:

         Name                    Title
         ----                    -----
         Laurence F. Spears      Chairman of the Board
         Dale K. Chapman         President, Secretary, Treasurer, and Director
         Eric F. Heintschel      Director

Gary N. Dixon, Sr., following the closing with Commerce Capital Group, LLC, acted as Director and Chairman, and was replaced by Mr. Spears. Mr. Spears resigned as Chairman of the Board on October 11, 1999. Mr. Dixon served as a newly established Advisory Committee for the Company.

During the fiscal year ended June 30, 2000, two more directors were added to the Board, Mr. James H. Feeney and Mr. James E. Kelly.

During the fiscal year ended June 30, 2001, Mr. James H. Feeney and Mr. James E. Kelly resigned from the Board. Mr. Clyde Aycock was elected to the Board and served to the end of the year with Eric Heintschel. Mr. Aycock assumed the position of President when Dale Chapman resigned. Mr. Aycock and Mr. Heintschel are still members of the Board.

In September, 2001, Clyde Aycock resigned as President and accepted a position within the Company as Vice President. Mr. Aycock remained as a director. Jeffrey Stoller, Michael Heilman and Don Golden were elected to the Board of Directors. Subsequently, the Board of Directors appointed Jeffrey Stoller President and Chief Operating Officer, and Michael Heilman Executive Vice President and Secretary/Treasurer.

NOTE 10.  STOCKHOLDERS' EQUITY

PRIVATE OFFERING In February 2000, the Company sold to qualified investors up to 870,000 shares of its common stock at a price of approximately $.68 per share under a private placement to qualified investors, pursuant to an exemption available under the Securities Act of 1933. Under this offering, 869,117 shares were issued at a price of $.68, generating net proceeds of $531,994. In connection with the offering, 65,531 shares of common stock were issued to two individuals as commissions for their assistance in raising funds. In addition, the Company negotiated with an accredited investor and sold common stock for a total of $250,000 or $1.00 per share. Prior management agreed to register these shares no later than July 31, 2000; which has not been done.

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

In September 2000, the Company issued 575,000 shares to several individuals under a Consultant Services Plan as compensation for consulting services. These shares were registered on Form S-8 with the Securities and Exchange Commission. This stock was valued at $168,750.


In October 2000, the Company issued 125,000 shares in exchange for consulting services. These shares were valued at .27 per share for a total value of $33,250.

In November 2000, the Company issued 600,000 shares in exchange for consulting services. These shares were valued at .17 per share for a total value of $103,200.

NOTE 11.  INCENTIVE STOCK OPTION PLAN

Prior to the Share Exchange Agreement and the most recent management changes described above, the Company had established various plans to compensate persons for services provided, including an incentive stock option plan for non-employee directors. The plan, which has been terminated by current management, relating to Directors provided that each Director will receive the following:

a. an option to purchase up to 100,000 shares of the Company's common stock at an exercise price of $.0001 per share which option is exercisable one year after the date the director is appointed and expires one year thereafter;

b. an option to purchase up to 100,000 shares of the Company's common stock at an exercise price of $.50 per share, which option is exercisable on the third anniversary of the date the director is appointed and expires one year thereafter; provided, however, the director must serve a minimum three year term; and provided, further, the company is then profitable and meets certain financial criteria; and

c. an option to purchase up to 100,000 shares of the Company's common stock at an exercise price of $.50 per share which option is not exercisable unless the common stock per share trading price is equal $25 or more for twenty consecutive business days and once exercisable will vest immediately on such date and expire one year from such date, and provided that the director serves a three year minimum term.

Transactions during fiscal 2001, under the option plans were as follows:

Options outstanding at start of year                                       -
Options granted   Kelly, Finney, Heintschel                             400,000
Options exercised                                                          -
Options cancelled                                                          -
                                                                     -----------
Options outstanding at June 30, 2001                                    400,000
                                                                     ==========

Options exercisable at June 30, 2000                                       -
                                                                     ===========

Weighted average exercise price per share outstanding
   and per share exercisable                                         $       .13
                                                                     ===========

NOTE 12. INCOME TAXES

The Company files its income tax return using the cash method of accounting wherein revenue is recognized when received and expenses are deducted when paid effectively eliminating all prepaid expenses, accounts payable and accrued expenses from the determination of taxable income or loss. For the years ended June 30, 2001 and 2000, the Company generated for U.S. income tax purposes net operating losses of approximately $1,337,300 and $11,200, respectively. These loss carryforwards expire in the years 2021 and 2020, respectively.

We had a net operating loss carryforward of approximately $6,328,500 as of June 30, 2000. However, as of August 2, 1999, there were ownership changes in the company as defined in Section 382 of the Internal Revenue Code. Because of these changes, our ability to utilize net operating losses and capital losses available before the ownership change is restricted to a total of approximately $392,385 per year (approximately 5.18% of the company's market value at the time of the ownership change). Therefore, substantial net operating loss carryforwards will, in all likelihood, be eliminated in future years due to the change in ownership. The utilization of the remaining carryforwards is dependent on the Company's ability to generate sufficient taxable income during the carryforward periods and no further significant changes in ownership.

The Company computes deferred income taxes under the provisions of Statement of Financial Accounting Standards No. 109, which requires the use of an asset and liability method of accounting for income taxes. Statement No. 109 provides for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that a portion of the deferred income tax benefits will not be realized. It is management's opinion that the entire deferred tax benefit of approximately $1,210,729 at June 30, 2001, may not be recognized in future years, because the utilization of the remaining carryforwards is dependent on the Company's ability to generate sufficient taxable income during the carryforward periods and no further significant changes in ownership. Therefore, a valuation allowance equal to the deferred tax benefit of $1,210,729 has been established, resulting in no deferred tax assets as of the balance sheet dates.

Deferred income taxes and benefits for 2001 and 2000 are provided for income and expenses which are recognized in different periods for tax and financial reporting purposes. The principal temporary differences that give rise to the deferred tax asset (liability) and the effect (computed at 15%) that the changes in those temporary differences had on provision for deferred tax expense are as follows:

                                                          2001          2000
                                                       ----------    -----------
Deferred tax asset
Accounts payable                                       $   27,759    $    6,390
Accrued liabilities                                         9,850         3,195
Accrued officers compensation                              23,277        19,028
Unrealized loss on trading securities                        -            3,196
Net operating loss carryforward                         1,149,867     1,053,943
                                                       ----------    -----------
                                                        1,210,753     1,085,752
Valuation allowance                                    (1,210,729)   (1,085,120)
                                                       ----------    -----------
  Total deferred tax asset                                     24           632
                                                       ----------    -----------

Deferred tax liability
Depreciation                                           (       24)   (      632)
                                                       ----------    -----------
  Total deferred tax liability                         (       24)   (      632)
                                                       ----------    -----------
  Net deferred tax asset (liability)                  ($     -   )   ($     -  )
                                                       ==========    ===========

NOTE 13.  COMMITMENTS AND CONTINGENCIES

OFFICE FACILITIES The Company closed its executive offices located in Charlotte, North Carolina. The Company's two year operating lease expired on September 30, 2001, and was not renewed. Future minimum lease commitments for the year subsequent to June 30, 2001 are $3,049. Rent expense for the year ended June 30, 2001, was $7,922.

LITIGATION In November 1994, Morton I. Singerman obtained an amended final judgment against the Company . The judgment was issued against the defendants including the Company's predecessor Triumph Financial Corp. and Triumph Capital, Inc., which, with interest, was approximately $31,000. The Company has paid this settlement to Mr. Singerman. A portion of the settlement was paid in 1999 and the remainder of $17,500 was paid in fiscal year ended June 30, 2000.

In January 1998, Jose Humberto Brenes filed a complaint against the Company. In the complaint, the plaintiff alleged that the Company defaulted on its obligation to make payments due under a guarantee. The plaintiff seeks damages of approximately $ 119,000. Although the plaintiff voluntarily dismissed the action on or about November 4, 1998, the plaintiff has indicated that he intends to refile the action against the Company and to seek to collect the alleged damages unless the parties can reach a settlement. The Company intends to investigate the underlying facts of the plaintiff's complaint. However, if the action were re-filed and the complaint were to be adjudicated against the company, the outcome could have a material adverse affect on the Company's liquidity, financial position or results of operations.

In November 1998, the company voluntarily entered into a Consent to Entry of Judgment of Permanent Injunction and Other Relief with the Securities and Exchange Commission ("SEC") File No. A- 1605, pursuant to which the SEC has the right to present to the United States District Court, Southern District of Florida (Miami Division) a Final Judgment without further notice to the company
 . The proposed Final Judgment restrains and enjoins the company from committing fraud in violation of Section 17(a) of the Securities Act of 1933, as amended and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10B-5. If the company fails to comply with the terms of the Final Judgment, the SEC will be able to petition the Court to assess civil penalties against the Company. If civil penalties were assessed against the Company, such sums, if any, could have a material adverse effect on the Company's liquidity, financial position and results of operations.

In February 10, 1999, Oscar Hammond filed a complaint against the Company and others alleging the defendants made various misrepresentations and fraudulent statements to him thereby inducing him to purchase shares of the Company's common stock at a cost of approximately $100,000, which shares subsequently decreased in value. The complaint seeks to rescind the sale of the common stock or alternatively, damages of up to $ 100,000. The Company believes that the complaint has no merit and intends to vigorously defend the action. However, if the action were to be adjudicated against the company's, the outcome could have a material adverse effect on the Company's liquidity, financial position, and results of operations.

On August 2, 1999, prior management consummated a licensing arrangement (the "License") with Commerce Capital Group, L.L.C., a South Carolina limited liability company ("CCG") to market and sell CCG's proprietary "Personal Estate Plan (tm)" (the "PEP")(tm), which was intended to allow professionals and individual users to conduct estate planning and financial planning through use of the Internet. Under the License, our initial geographic territory was limited to Florida. CCG was paid a license fee of 21 million shares of unregistered common stock. In July 2001, CCG unilaterally assigned additional territory under the License to us and demanded 15,000,000 shares for such territory, which shares the Board issued. We have initiated litigation against CCG and its managing partner, Mr. Robert Evan Hughes (aka Van Hughes) as well as several other ancillary entities alleging breach of contract and fraud, and requesting rescission, injunctive relief and declaratory relief against CCG, Hughes and the other defendants. The case has been filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, case number CIV-# 01-016931 (See 8-K filed October 8, 2001).

CONSULTING AGREEMENTS From time-to-time, the Company engages, retains and dismisses various consultants. The consultants provide various services including assisting with shareholder relations, responding to inquiries, short and long-term strategic planning, marketing the Company to the investment community and identification and negotiation of potential acquisitions.

REGISTRATION RIGHTS As part of a private placement completed in February 2000, the Company granted registration rights and further committed to the registration of those shares no later than July 31, 2000. The Company agreed to bear all costs in connection with this registration. The Company later found it could not comply with this provision in the agreement until the Form 10-KSB was timely filed for the year ended June 30, 2000. In connection with this delay, these investors could assert claims for damages caused by the failure to register the shares at the originally agreed-upon date.

NOTE 14.  GOING CONCERN AND MANAGEMENT'S PLANS

Our financial statements for the year ended June 30, 2001, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The company has suffered recurring losses. This factor raises doubt about the Company's ability to continue as a going concern without achieving profitable operations or an infusion of capital or additional financing. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management recognizes that we must generate additional resources in order to continue. Management's plans will focus in areas other than the financial and technology markets. In September 2001, they entered a Share Purchase Agreement, which will include their new focus of the entertainment industry.

NOTE 15. SUBSEQUENT EVENTS

On September 25, 2001, the Company entered into a Share Exchange Agreement with Gala Entertainment, Inc. (Gala) The exchange requires the shareholders of Gala to exchange 100% of the issued and outstanding shares of Gala for 40,800,000 shares of the Company. The Company will be the surviving corporation with Gala being a subsidiary of the Company.

In July 2001, the Company issued 15,000,000 shares of the Company's common stock to Commerce Capital Group for extra territory of the software license. The Company has since changed its focus and has abandoned the licensing agreement.

In July 2001, the Company issued 5,600,000 shares of the Company's common stock to various individuals as compensation for services in connection with management services, brokerage services and investor relations.

In July 2001, the Company issued 400,000 shares of the Company's common stock to three directors of the Company for their services.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the names, ages (at September 30, 2001) and positions of the executive officers and the directors of Gala Hospitality Corporation (f/k/a Xpedian, Inc.):

NAME                   AGE        POSITION
----                   ---        --------
Jeffrey Stoller        47         Director, President, CEO
Michael Heilman        54         Director, Executive VP, Secretary/Treasurer
Clyde Aycock           58         Director, Vice President
Eric F. Heintschel     28         Director
Don Golden             51         Director

Jeffrey Stoller is an attorney and accountant who first entered the entertainment business in 1983 in music merchandising with such internationally known acts as The Rolling Stones and product development with such internationally known firms as Warner Bros. and Playboy Enterprises, Inc. His management consulting firm has provided a wide range of services for clients including Goldman Sachs, Kodak and many others. Stoller's entry into adult entertainment began in 1991 when he became president of Pure Platinum Productions of Los Angeles, Inc., part of the largest and most prestigious chain of upscale adult nightclubs. In 1998, Stoller created the first roll-up program in the industry on behalf of Rick's Cabaret; and he laid the ground work for Gala's current rollup in January 2000 by opening "The Clubhouse, Gentlemen Club & Grill," www.ClubhouseGCG.com, in Kansas City. Stoller earned his Juris Doctorate, Master of Business Taxation and Master of Business Administration degrees from the University of Southern California, where he also served as an adjunct professor of finance in the School of Business.

Michael Heilman has 32 years of combined business experience with 20 years of this experience in startups and re-energizing existing companies. Prior to joining Gala Hospitality, Mr. Heilman was the Founder of Data Protection that provides Information Technology Network Security and Support Services. Mr. Heilman was Co-founder and Vice President of Frederick Engineering that he transformed from a small R&D shop to a worldwide supplier of data communications equipment. As National Sales Manager, he increased sales for Columbia Data Products, a PC computer manufacturer, from $4 million to $110 million in 2 years. Mr. Heilman received his BS in Business Administration from Loyola College, Baltimore, MD.

Clyde Aycock has 40 years of professional business experience that include 30 years in the banking industry including President and CEO positions and 10 years in the hospitality industry that included founding a successful tour brokerage company.

Eric F. Heintschel has been a director of Gala since August 2, 1999. Mr. Heintschel is a certified public accountant at one of the major international accounting firms and has worked at the accounting firm since 1997. From 1995 to 1997, Mr. Heintschel was employed as a certified public accountant at a privately held accounting firm. Prior to 1995, Mr. Heintschel obtained a master's degree in accounting.

Don Golden has 30 years experience in the communications industry. Currently, he is the President/CEO of Action Communications Inc, a coordinated group of printing and media companies with clients throughout the world. He was co-owner and President of Rock'n Where Entertainment LC, a merchandising company representing musicians such as Backstreet Boys, N'SYNC, C-Note and LFO. In addition, he has owned and operated several printing/promotional companies. Mr. Golden graduated cum laude from the Business School of Ohio State University with degrees in both Finance and Economics.

All officers of Gala are elected annually by the Board of Directors at its meeting held immediately after the annual meeting of the shareholders, and hold their respective offices until their successors are duly elected and qualified. The Board of Directors may remove officers at any time.

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

As far as current management is aware, there were no transactions, actual or proposed, between us and any director or executive officer (other than the September 25, 2001, Share Exchange Agreement with Gala Entertainment, Inc. which brought Mr. Stoller and Mr. Heilman to the company), any nominee for election as a director, any security holder named in response to item 403 of Regulation S-B, or any member of the immediate family of any of the above.

Based solely on a review of the reports furnished to us to date, we believe that all reports required to be filed by such persons with respect to the fiscal year ended June 30, 2001, were timely filed.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information concerning the annual and long-term compensation of our chief executive officer for the fiscal years ended 2001 2000, 1999, and 1998. We employed no other persons whose total annual compensation exceeded $100,000 for the fiscal years ended 1999, 1998, and 1997.

                           Summary Compensation Table
                           --------------------------

                         Annual Compensation              Long-term Compensation
                         -------------------               ---------------------

Name and                                           Other         Securities
Principal Position Fiscal                          Annual        Underlying
                   Year        Salary      Bonus   Compensation  Options Granted
                   ------      ------      -----   ------------  ---------------

Richard R. Rossi,  2000        -----       ----        ----              ----
President,         1999        -----       ----        ----              ----
Secretary,         1998        (1)         ----        ----              ----
Treasurer and
Director(1)

Arnold J.  Wrobel, 2000        (2)         ----     $304,000             ----
Chief Executive    1999        (2)         ----        ----              ----
Officer, President,1998        (2)         ----        ----              ----
Chief Financial
Officer,  Secretary,
Treasurer and Sole
Director(2)

Dale K. Chapman    2001        (3)         ---      $ 93,333             ----
Chief Executive    2000        (3)         ---      $145,850             ----
Officer, President,1999
Secretary, Treasurer,

Clyde Aycock       2001                      ----        ----            ----
President

------------------------------------------------------------------------------

(1) Richard R. Rossi served as President, Secretary and Treasurer and a director from March 6, 1996 until his resignation in all capacities on August 30, 1998. During July 1998, Mr. Rossi did not receive any compensation from Gala Hospitality Corporation (a/k/a Xpedian, Inc.). During August 1998, Mr. Rossi was paid approximately $40,386. During the year ended June 30, 1998, Mr. Rossi was paid approximately 128,000 (approximately $10,000 per month) for salary consideration, various legal and business services and related office expenses supplied by Mr. Rossi through a corporation in which he is a shareholder. During the year ended June 30, 2000, Mr. Rossi was paid approximately $50,000 for various legal and business services. See also Item 12. Certain Relationships and Related Transactions.

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

(3) Dale K. Chapman was appointed as the Chief Executive Officer President, Secretary, Treasurer, and director as of August 2, 1999. In lieu of a first year salary, Mr. Chapman received an option to purchase 200,000 shares of the Company's common stock at an exercise price of $.0001 per share, exercisable August 2, 2000 and expiring on August 2, 2001. Mr. Chapman was also granted options to purchase up to 300,000 shares (38% of total options granted during the fiscal year) of common stock at an exercise price of $.50 per share, of which:

  (i) 100,000 of the underlying shares vest and were exercisable on August 2, 2000;

 (ii) 100,000 of the underlying shares vest and were exercisable on August 2, 2001; and

(iii) the last 100,000 of the underlying shares vest and were exercisable on August 2, 2002.

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

Option/SAR Grants in Last Fiscal Year

The Company did not grant any options or stock appreciation rights to the executive officers named in the Summary Compensation Table (the "Named Executive Officers") during the year ended June 30, 2000 and June 2001.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values.

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

Compensation of Directors

During August 1999, a plan was established for our non-employee directors (which plan has since been terminated) that provided for options to the purchase our common stock. Each non-employee director was granted the following:

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

The Company also provides non-employee directors with directors and officers' liability insurance and reimbursement of expenses for attending board meetings.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth certain information regarding the ownership of shares of our common stock as of November 6, 2001, (except as noted below) with respect to:

(i) holders known to us to beneficially own more than five percent or more of our outstanding common stock;

(ii)    each of our directors;

(iii) each executive officer named in the Summary Compensation Table under the caption "Executive Compensation" in Item 11 of this Report; and

(iv)    all our directors and executive officers as a group.

We understand that each beneficial owner has sole voting and investment power with respect to all shares attributable to such owner. The number of outstanding shares of our common stock at November 6, 2001, was 99,975,4300.

                                       Amount and Nature of          Percent of
Beneficial Owner                       Beneficial Ownership     Class
----------------                       --------------------------    ----------

Commerce Capital Group, L.L.C.(1)          17,000,000  (2)               17%
6530 Free Throw Lane, Apt 1122             15,000,000  (2)                15%
Charlotte, NC 28217

Jeffrey Stoller                              20,808,000                    21%
1717 N. Bayshore Drive
Miami, FL 33132

Michael Heilman                           19,992,000 *                  20%
550 M Ritchie Highway
Severna Park, MD 21146

Eric F. Heintschel (5)                        100,000 *
301-1 East Park Avenue
Charlotte, NC 28202

All directors and executive officers       40,900,000 *                  41%
as a group (3 persons with *)

------------------------


(1) Commerce Capital Group, L.L.C. ("CCG") is a South Carolina limited liability company. Mr. Robert Evan Hughes, whose address is The Pointe Apartments, 6530 Free Throw Lane, Apt 1122, Charlotte, NC 28217, is the Managing Member of CCG.

(2) Under the License, the initial geographic territory was limited to Florida. Prior management paid CCG a license fee of 21 million shares of unregistered common stock, 17 million of which is noted above, and an additional 15,000,000 shares for additional territory in July 2001. We have initiated litigation against CCG and its controlling member, Robert Evan Hughes aka Van Hughes, as well as several other ancillary entities. The litigation alleges breach of contract and fraud, and requests rescission, injunctive relief and declaratory relief against CCG, Hughes and the other defendants. The case has been filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, case number CIV-# 01-016931 (See 8-K filed October 8, 2001).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

From time to time during the year ended June 30, 2000, our prior president, Mr. Dale K. Chapman made unsecured, non-interest bearing loans to us to help us meet certain financial needs as they arose. These loans, with the exception of approximately $5,000, have been repaid as of the date of this filing.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

a.   Reports on Form 8-K.

See the Share Exchange Agreement filed with the 8K on October 9, 2001, incorporated by reference herein.

b.   Exhibits

EXHIBIT NO.             DESCRIPTION
-----------             -----------

3.1                     Articles of Incorporation (1)
3.2                     Bylaws (1)
4.1                     Specimen Stock Certificate (1)
21.1                    Subsidiaries List (2)

-------------------------

(1): Incorporated by reference to Gala Hospitality Corporation (f/k/a Xpedian, Inc.)'s Form 10-K for the fiscal year ended June 30, 1995, SEC Commission File Number 0-15347

(2): Incorporated by reference to Gala Hospitality Corporation (f/k/a Xpedian, Inc.)'s Form 10-KSB for the fiscal year ended June 30, 1996, SEC Commission File Number 0-15347

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           GALA HOSPITALITY CORPORATION (a/k/a XPEDIAN, INC.)


                                        /s/ Jeffrey Stoller
                           By:   --------------------------------------------
                                 Name:   Jeffrey Stoller
                                 Title:  President


Date:  November 9, 2001



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                         Date
---------                           -----                         ----

  /s/ Jeffrey Stoller

_____________________       President, Chief Executive       November 9, 2001
Name: Jeffrey Stoller       Officer, Director

  /s/ Michael Heilman
________________________    Secretary, Treasurer             November 9, 2001
Name: Michael Heilman