Form 10QSB
period 2001-09-30
XPEDIAN INC
filed 2001-11-20
CIK 806030

UNITED STATES               OMB APPROVAL
                     SECURITIES AND EXCHANGE COMMISSION ------------------------
                             Washington, D.C. 20549     OMB Number:3235-0416
                                                        ------------------------
                                  FORM 10-QSB           Expires: April 30,2003
                                                        ------------------------
                                                        Estimated average burden
                                                        hours per response: 32.0
                                                        ------------------------
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                         For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                         For the transition period from ______ to ______.

                         Commission file number: 0-17978

                          Gala Hospitality Corporation
       ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

             FLORIDA                                    59-2720096
---------------------------------------------- ---------------------------------
(State or other jurisdiction of incorporation (IRS Employer Identification No.) or organization)

               1717 N. Bayshore Drive, Suite 321, Miami, FL 33132
          --------------------------------------------------------------
                    (Address of principal executive offices)

                                                 305-530-9639
                ------------------------------------------------
                           (Issuer's telephone number)

                       6230 Fairview Road, Suite 102
     Xpedian, Inc.     Charlotte, North Carolina 28210  Unchanged from June 30
---------------------- -------------------------------- ----------------------
     (Former name)            (Former address)           (Former fiscal year)

99,975,430 shares of common stock, par value $.0001 per share, were outstanding at November 16, 2001.

Transitional Small Business Disclosure Format (Check one): Yes[__]  No[__]

                                      INDEX
                                                                            PAGE
                                                                            ----
PART I-FINANCIAL INFORMATION
Item 1-Financial Statements (Unaudited)
         Balance Sheet - September 30, 2001 (Unaudited)                       1
         Statements of Loss - Three Months
           ended September 30, 2001 and 2000 (Unaudited)                      2
         Statements of Cash Flows - Three Months
           ended September 30, 2001 and 2000 (Unaudited)                      3
         Notes to Financial Statements (Unaudited)                            4
Item 2-Management's Discussion and Analysis or Plan of Operation              5

PART II-OTHER INFORMATION
Item 1 -Legal Proceedings                                                     7
Item 2 -Changes in Securities                                                 7
Item 3 -Defaults Upon Senior Securities                                       7
Item 4 -Submission of Matters to a Vote of Securities Holders                 7
Item 5 -Other Information                                                     8
Item 6 -Exhibits and Reports on Form 8-K                                      8

                          PART I-FINANCIAL INFORMATION

Item 1-Financial Statements (Unaudited)

       GALA HOSPITALITY CORPORATION(F/K/A XPEDIAN, INC.) AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                               SEPTEMBER 30, 2001

                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                        $    22,510
  Advances                                                              11,153
                                                                   -----------
    TOTAL CURRENT ASSETS                                                33,663
                                                                   -----------
PROPERTY AND EQUIPMENT, less accumulated depreciation of $70,055       586,902
                                                                   -----------
OTHER ASSETS
  Goodwill                                                             500,000
  Organization expenses                                                  8,403
  Security deposits                                                      1,838
                                                                   -----------
    TOTAL OTHER ASSETS                                                 510,241
                                                                   -----------
      TOTAL ASSETS                                                 $ 1,130,806
                                                                   ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                 $   348,550
  Credit cards payable                                                  48,011
  Accrued liabilities                                                  221,062
  Payroll tax liabilities                                              132,078
  Notes payable - banks                                                125,314
  Notes payable - related parties                                      142,606
  Other payables to related parties                                     31,679
  Other current liabilities                                              9,081
                                                                   -----------
    TOTAL CURRENT LIABILITIES                                        1,058,381
                                                                   -----------
STOCKHOLDERS' EQUITY
  Common stock, $.0001 par value, 100,000,000 shares authorized;
    96,475,430 shares issued and outstanding                             9,648
  Preferred stock (to be issued)                                       600,000
  Additional paid-in capital                                         1,399,830
  Accumulated deficit                                             (  1,936,993)
  Treasury stock, at cost                                         (         60)
                                                                   -----------
    TOTAL STOCKHOLDERS' EQUITY                                          72,425
                                                                   -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 1,130,806
                                                                   ===========

See accompanying notes.

       GALA HOSPITALITY CORPORATION(F/K/A XPEDIAN, INC.) AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF LOSS
                                   (UNAUDITED)

                                              Three Months Ended September 30,
                                             2001                         2000
                                        ----------                    ---------

RESTAURANT SALES                       $   128,281                    $ 243,185
                                       -----------                    ---------
COSTS AND EXPENSES
  Restaurant cost of sales                  39,439                       64,372
  Bad debts                                     50                          917
  Credit card fees                             483                          851
  Equipment lease                            2,321                        2,604
  Depreciation and amortization             10,918                        9,082
  General and administrative                48,818                       21,257
  Insurance                                  4,837                        4,666
  Marketing and promotion                   11,268                       29,424
  Linens and uniforms                          873                          941
  Labor expenses                            50,972                       75,894
  Property taxes                             3,145                         -
  Rent                                      15,235                       14,480
  Repairs and maintenance                   10,329                        7,287
  Security                                     167                        7,791
  Supplies                                   4,919                        5,747
  Utilities                                  6,469                        6,035
  Other operating expenses                   2,125                       11,491
                                       -----------                    ---------
    TOTAL COSTS AND EXPENSES               212,368                      262,839
                                       -----------                    ---------
OTHER INCOME (EXPENSE)
  Interest expense                    (      5,633)                  (    3,161)
  ATM income                                 1,090                        2,560
  Loss on disposition of equipment            -                      (    1,077)
  Impairment of goodwill              (    557,124)                        -
                                       -----------                    ---------
    TOTAL OTHER INCOME (EXPENSE       (    561,667)                  (    1,678)
                                       -----------                    ---------
LOSS FROM CONTINUING OPERATIONS,
  BEFORE INCOME TAX BENEFIT           (    645,754)                  (   21,332)

  Income tax benefit                          -                            -
                                       -----------                    ---------
LOSS FROM CONTINUING OPERATIONS, LESS
  INCOME TAX BENEFIT                  (    645,754)                  (   21,332)

DISCONTINUED OPERATIONS
  Impairment loss on valuation of
    territorial license               (    750,000)                        -
                                       -----------                    ---------
NET LOSS                              ($ 1,395,754)                   ($ 21,332)
                                       ===========                    =========

NET LOSS PER SHARE (basic and diluted)($       .01)                   ($   0.00)
                                       ===========                    =========
WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic and diluted                     96,008,039                   76,787,930


See accompanying notes.

       GALA HOSPITALITY CORPORATION(F/K/A XPEDIAN, INC.) AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                              Three Months Ended September 30,
                                                   2001                  2000
                                              -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                   ($ 1,395,754)         ($    21,332)
  Adjustments to reconcile net loss
    to net cash provided (used)
    by operating activities:
      Depreciation                                 10,918                 9,082
      Impairment loss on revaluation of
        goodwill                                  557,124                  -
      Common stock issued for territorial
        rights                                    750,000                  -
      Common stock issued for services            300,000                  -
Excess of liabilities assumed over assets
  purchased in share exchange                    (454,415)                 -
Increase in assets:
  Increase in advances                       (        636)         (      1,525)
  Prepaid insurance                                  -             (     19,077)
  Increase in security deposits and
    organizational expenses                  (        125)         (     10,115)
Increase (decrease) in liabilities:
  Accounts payable                           (      7,684)              184,913
  Credit cards payable                              2,314                12,546
  Payroll taxes payable                            50,495                  -
  Other current liabilities                           545               102,774
                                              -----------           -----------
Net cash provided (used) by operating
  activities                                 (    187,218)              257,266
                                              -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan from related party                         127,785                92,376
  Loans payable to banks                           72,507                23,736
                                              -----------           -----------
Net cash provided by financing activities         200,292               116,112
                                              -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment          (    33,308)                 -
                                              -----------           -----------
Net cash used in investing activities        (     33,308)                 -
                                              -----------           -----------
NET INCREASE (DECREASE) IN CASH AND
  EQUIVALENTS                                (     20,234)              373,378

CASH AND EQUIVALENTS - BEGINNING                   42,744                  -
                                              -----------           -----------
CASH AND EQUIVALENTS - ENDING                 $    22,510           $   373,378
                                              ===========           ===========
SUPPLEMENTAL DISCLOSURES:
  Interest paid                             $     5,633           $     3,161
  Income taxes paid                         $      -              $      -

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
  Common stock issued for services          $   350,000           $      -
  Common stock issued for software license
    additional territories                  $   750,000           $      -
  Preferred stock committed to be issued for
    night club purchase                     $   600,000           $      -

See accompanying notes.

                  GALA HOSPITALITY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSILIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                           SEPTEMBER 30, 2001 AND 2000

NOTE 1.   GENERAL

The accompanying unaudited consolidated financial statements include the accounts of of Gala Hospitality Corporation (f/k/a Xpedian, Inc.) (referred to as the "Company" or in the first person notations "we", "us" and "our") and its wholly-owned subsidiaries (Gala Entertainment, Inc. and its wholly-owned subsidiary Hospitality Adventures, Ltd). These financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB of Regulation SB established by the U.S. Securities and Exchange Commission. These financial statements have not been audited by independent public accountants In the opinion of management, the Company has made all adjustments necessary for a fair presentation of the results of the interim periods, and such adjustments consist of only normal recurring adjustments. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year.

Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Certain information and footnote disclosures normally included in financial statements in accordance wih generally accepted accounting principles have been omitted pursuant to the requirements of the U.S. Securities and Exchange Commission. We believe the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the financial statements and related footnotes included in our Form 10-KSB for the fiscal year ended June 30, 2001.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS ACTIVITY

OPERATING HISTORY Gala Hospitality Corporation (f/k/a Xpedian, Inc.) (the Company), was incorporated in Florida in August 1986, as Triumph Capital, Inc. (Triumph). Triumph was originally engaged in the stock transfer business. In 1992, Triumph changed its name to IRT Industries, Inc. (IRT) as part of a reorganization in which it exchanged 2,900,000 of its common stock for all of the issued and outstanding shares of IRT Industries, Inc., a company incorporated in California on December 13, 1990, pursuing environmental business opportunities. Triumph then merged into IRT and reincorporated in the State of Florida. By the end of the fiscal year ended June 30, 1996, IRT had discontinued most of its prior business activities. In March 1996, the management of IRT changed as a result of the sale of a majority of its outstanding shares of common stock. Under its new management, IRT sought international casino acquisition opportunities throughout Latin America.

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

In September 2001, subsequent to the share exchange agreement described below, the Directors of Xpedian voted to change its name to Gala Hospitality Corporation. The Company believes its name change to Gala Hospitality Corporation better reflects its pursuit of business opportunities in the entertainment market after the lack of delivery under the Commerce Capital Group License Agreement.

BUSINESS Gala Hospitality Corporation's business is the acquisition of existing and profitable adult night club businesses. Gala's adult club business plan calls for Gala's to acquire twelve clubs per year over the next two years for preferred stock convertible into common stock at a later date to minimize the need for substantial cash to fund its acquisitions.

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

NOTE 3. BUSINESS COMBINATION

On September 25, 2001, the Company entered into a Share Exchange Agreement to acquire, pursuant to the Florida corporations statutes, Gala Entertainment, Inc.
(Gala). The exchange provided that:

1. The shareholders of Gala exchange 100% of the issued and outstanding shares of Gala for 40,800,000 shares of the Company.

2. The Company will be the surviving corporation with Gala being a subsidiary of the Company.

3. Gala had already purchased a club using convertible preferred stock of Gala, and under the terms of that purchase, if Gala is acquired by and becomes a subsidiary of another company, as happened, the new parent company would exchange such preferred stock in Gala for preferred stock of the parent company.

The exchange is expected to benefit Gala by allowing it to tap the equity markets. These future acquisitions are intended to represent high cash flow, independently managed and operated, high net margin businesses that seek the unity of a parent corporation that offers the liquidity of the Company's publicly traded stock.

In July 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations" and Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets". SFAS 141 requires that all business combinations be accounted for using the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001.

The standard further requires that the reporting entity, pursuant to a business combination, be determined based on certain criteria, including relative voting rights, composition of the governing body of the combined entity, and the composition of senior management. According to those criteria, the financial statements have been presented based on Gala being the reporting entity. For accounting purposes, the business combination has resulted in a recapitalization of Gala. The historical financial statements prior to September 25, 2001, are those of Gala.

At the date of the business combination, Xpedian, Inc. was valued in the aggregate at $648,000, using the average market price of Xpedian's freely-tradable common stock held by non-affiliates over the two-day period before and after the terms of the acquisition were agreed to and announced.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

At September 25, 2001

CURRENT ASSETS..................................  $    8,992
PROPERTY AND EQUIPMENT .........................      21,271
GOODWILL........................................   1,057,124
                                                   ---------
TOTAL ASSETS ACQUIRED...........................   1,087,387

LIABILITIES ASSUMED - ALL CURRENT...............    (439,387)
                                                   ---------
TOTAL ASSETS ACQUIRED...........................  $  648,000
                                                  ==========

The Share Exchange Agreement also included events that gave Gala the option, but not the obligation, to rescind the exchange. These events were generally related to funding of the Company by defined dates which was promised by certain shareholders, but which has not occurred in accordance with the agreement. While these existing events give rise to the rescission rights, Gala has not elected to rescind the transaction and has expressed its strong desire and intent to work with the Company and its shareholders in obtaining the required funding and in addressing issues relating to Xpedian's debts and litigation matters for the benefit of the Company and its shareholders.

SFAS 142 requires that ratable amortization of goodwill be replaced with periodic test of the goodwill impairment and that intangible assets other than goodwill and other indefinite lived intangible assets, be amortized over their useful lives. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001, however, early applications are permitted for entities with fiscal years beginning after March 15, 2001. The Company has elected to apply the statement early and as a result has reflected an impairment loss of $557,124 in the measurement of the fair value of the goodwill purchased.


NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 5. MANAGEMENT CHANGES

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

NOTE 6. STOCKHOLDERS' EQUITY

In July 2001, the Company issued 15,000,000 shares of the Company's common stock to Commerce Capital Group, under the explicit direction of its principal shareholder, for additional territory pursuant to the software license. The Company has since changed its focus and has abandoned the License Agreement. Current management disputes the issuance of these shares and all other previously issued shares to Commerce Capital Group for non-deliverance of the Internet and financial software per the License Agreement.

In October 2001, the Company has initiated litigation against Commerce Capital Group and its managing partner, Mr. Robert Evan (Van) Hughes, as well as several other ancillary entities alleging breach of contract and fraud, and requesting rescission, injunctive relief and declaratory relief against Commerce Capital Group, Mr. Hughes and the other defendants. The case has been filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, case number CIV-# 01-016931.

In July 2001, the Company issued 7,000,000 shares of the Company's common stock to various individuals as compensation for services in connection with management services, brokerage services and investor relations, under the explicit direction of Mr. Hughes. Current management disputes the issuance of these shares based on a lack of consideration to the company, and has already recovered 3,500,000 shares. Current management has verified that 1,200,000 shares were issued properly. The balance of 2,300,000 (issued to Patrick Davis, Glenn Evans, Sumner Strout and John Williams) are under investigation.

In July 2001, the Company issued 400,000 shares of the Company's common stock to three directors of the Company for their past services.

NOTE 7. COMMITMENTS AND CONTINGENCIES

OFFICE FACILITIES The Company closed its executive offices located in Charlotte, North Carolina. The Company's two year operating lease expired on September 30, 2001, and was not renewed. Rent expense for the three months September 30, 2001, was $1,980.

REGISTRATION RIGHTS As part of a private placement completed in February 2000, the Company granted registration rights and further committed to the registration of those shares no later than July 31, 2000. The Company agreed to bear all costs in connection with this registration. The Company has not complied with this provision in the agreement. In connection with this non-compliance, these investors could assert claims for damages caused by the failure to register the shares at the originally agreed-upon date. Current management has initiated correspondence with these investors with the plans that an equitable solution can be achieved.

NOTE 8. GOING CONCERN AND MANAGEMENT'S PLANS

The financial statements for the year ended September 30, 2001, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has suffered recurring losses. This factor raises doubt about the Company's ability to continue as a going concern without achieving profitable operations or an infusion of capital or additional financing. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management recognizes that the Company must generate additional resources in order to continue. Management's plans will focus in future acquisitions that are intended to represent high cash flow, independently managed and operated, high net margin businesses which will include their new focus of the entertainment industry.


PART I - FINANCIAL INFORMATION

ITEM 2 - Management's Discussion and Analysis or Plan of Operation

SAFE HARBOR STATEMENT

Certain statements in this Form 10-QSB, including information set forth under this Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations constitute 'forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). We desire to avail ourselves of certain 'safe harbor' provisions of the Act and are therefore including this special note to enable us to do so.

Forward-looking statements in this Form 10-QSB or later included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. These forward-looking statements are identified by the use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intent," "may," "will," "plan," "predict," "potential," and similar terms and phrases, including references to assumptions. These statements are contained in each part of this report and any documents incorporated by reference. Such future results are based upon management's best estimates based upon current conditions and most recent results of operations. These forward-looking statements represent our expectations, but actual results could differ materially from those anticipated by the forward looking statements due to a number of factors, including;

(i)   limited operating history;

(ii)  need for financing;

(iii) lack of sales;

(iv)  reliance of revenue growth upon economic conditions;

(v)   competition;

(vi)  control by majority shareholder;

(vii) absence of dividends; and the other risks and uncertainties described elsewhere in this report and in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001, under the caption, "Factors Affecting Future Operating Results" under Item 2. - "Management's Discussion and Analysis or Plan of Operation."

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

Our Business

Gala Hospitality Corporation (f/k/a Xpedian, Inc.), a Florida corporation, was engaged in acquiring businesses focused on Internet and wireless technologies. We have ceased operations in these markets to seek opportunities in the entertainment market.

Management Changes and Direction

We are redirecting our efforts in the acquisition of profitable businesses in the entertainment market. On September 25, 2001, we entered into a Share Exchange Agreement with Gala Entertainment, Inc., reflecting the Board's beliefs that the technology licensed from Commerce Capital Group would not generate revenues in the foreseeable future, and that the plan of operations of Gala Entertainment, Inc. would be a positive step in making us profitable. Subsequently, we changed our name to Gala Hospitality Corporation.

On August 2, 1999, prior management consummated a licensing arrangement (the "License") with Commerce Capital Group, L.L.C., a South Carolina limited liability company ("CCG") to market and sell CCG's proprietary "Personal Estate Plan (tm)" (the "PEP")(tm), which was intended to allow professionals and individual users to conduct estate planning and financial planning through use of the Internet. Under the License, our initial geographic territory was limited to Florida. CCG was paid a license fee of 21 million shares of unregistered common stock. In July 2001, CCG unilaterally assigned additional territory under the License to us and demanded 15,000,000 shares for such territory, which shares the Board issued. We have initiated litigation against CCG and its managing partner, Mr. Robert Evan (Van) Hughes, as well as several other ancillary entities alleging breach of contract and fraud, and requesting rescission, injunctive relief and declaratory relief against CCG, Mr. Hughes and the other defendants. The case has been filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, case number CIV-# 01-016931.

As of September 30, 2001, none of the products or software technology included within the License Agreement with Commerce Capital Group, LLC, had been delivered or shown to be functional. Current management believes that the financial planning software licensed from Commerce Capital Group will neither be delivered nor perform in the foreseeable future in a manner that will benefit us. Therefore, we decided to discontinue our efforts in this marketplace.

On September 25, 2001, we completed a share exchange with Gala Entertainment, Inc. (Gala), a Florida corporation. As a result of this share exchange, we acquired a subsidiary, Gala, with employees who have a significant amount of experience in the adult entertainment industry. All matters of the share exchange were approved by our Board of Directors. The essential terms of the Share Exchange are:

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

As a result of these changes we changed our name and symbol effective November 6, 2001, to Gala Hospitality Corporation with a new symbol of GHCP.

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

Competition

At present, we are unaware of any other parties actively engaged in attempting to achieve the roll-up that is being initiated by Gala. There are two main reasons for the absence of competition:

1. The unwillingness of independent club owners to go through the process and expense of going public for themselves; and

2. The absence of qualified corporate management (as exists within Gala) with experience and professional skills in both adult entertainment and the financial community.

Employees

As of September 30, 2001, in our management division we had one full-time employee, Clyde Aycock. Effective October 1, 2001, we have three executives employed; Jeffrey Stoller, Michael Heilman and Clyde Aycock.

Our Kansas City operation employed three full-time and twenty part-time (principally the wait staff) personnel while we also staffed our facility with fifty independently contracted entertainers.

Description of Property

We are no longer providing office space for Mr. Aycock. The Gala Entertainment, Inc. subsidiary will provide office space for Mr. Stoller until suitable space can be found in South Florida.

Liquidity and Capital Resources

As of September 31, 2001, cash and cash equivalents were $22,510 compared with $373,378 at September 30, 2000. We had a deficit in working capital of $1,024,718 at September 30, 2001, as compared to $2,859 at September 30, 2000. The difference is the result of the use of a substantial portion of the cash assets to support losses during the previous periods in which the company was still pursuing the technology purportedly licensed from Commerce Capital Group, LLC.

We reported losses for the quarter ended September 30, 2001 from continuing operations, of $645,754 due principally to additional write-downs of assets current management believes were over-valued in all or part on previous balance sheets of the company. We have also experienced significant losses from past operations.

Results of Operations

Three Months Ended September 30, 2001 Compared to the Three Months Ended September, 2000:

Revenues have declined from $243,185 for quarter ending September 30, 2000 to $128,281 for the same period ending September 30, 2001. The decline in quarterly revenues was related to a very substantial decline in revenues at the Kansas City location after the September 11 terrorist attacks, as well as a slower than expected summer.

In general, the September 11, 2001, terrorist attacks and the subsequent war on terrorism has negatively impacted the entire United States economy and like many businesses our business was affected also. Additional attacks could have a material adverse affect to our revenues and our bottom line. It is very difficult, if not impossible to predict the long-term implications on our business of the attacks and our country's responses.

While gross profit margins remained steady at 73%, other costs showed a significant improvement during the quarter as compared to 2000, particularly in labor costs, due to greater efficiencies as well as experimentation with various advertising opportunities. Costs and expenses have continued to decrease. We reported $212,368 during the three months ended September 2001 as compared to $262,839 during the three months ended September 30, 2000.

The reduction in advertising and promotional expenditures is, in hindsight, believed to have been an additional contributing factor to the quarterly decline in revenues; and management is planning an increase in advertising and promotional activity, including co-operative advertising such as the fashion shows presented by the Priscilla's chain of retail stores.

Our net operating loss increased from $21,332 for the three months ended September 30, 2000 as compared to $645,754 for the three months ended September 30,2001 due principally to current management's determination that "goodwill" associated with Xpedian was grossly over-valued and should be substantially written down.

Net loss per share (basic and diluted) decreased from $0.00 during the three months ended September, 2000, to $0.01 during the three months ended September 30, 2001. The issuance S-8 shares for related parties, consulting services acquisition and CCG License territory expansion over the last three months constituted a substantial dilution of our shares. Current management is investigating the propriety of such issuance.


Need for Financing

We will have to raise funds in order to facilitate our new business strategy. As we are not presently generating sufficient revenue, we will have to raise funds from outside sources to fund our developmental and working capital needs. In addition, as we experience rapid growth, we may require additional funds to expand our operations or to enlarge our organization and increase our personnel. There can be no assurance that we will be able to obtain financing on favorable terms or that additional financing will be available, if at all. If adequate funds are not available or are not available on favorable terms, we may not be able to support our developmental and day-to-day activities. Such inability to obtain financing could have a material adverse effect on our business, financial condition or results of operations and could require us to materially reduce, suspend or cease operations.

We plan to satisfy our cash needs by obtaining new capital through one or more convertible debentures, as well as through the acquisition of operating entities within Gala Entertainment's niche (namely, nightclubs and complementary businesses).

Compliance with Law

We will comply with laws and regulations applicable to our planned future business. These laws are well documented and tested.

Absence of Dividends

Given that we have inadequate revenues and are investigating other business opportunities, we do not anticipate distribution of dividends in the foreseeable future.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On August 2, 1999, prior management consummated a licensing arrangement (the "License") with Commerce Capital Group, L.L.C., a South Carolina limited liability company ("CCG") to market and sell CCG's proprietary "Personal Estate Plan (tm)" (the "PEP")(tm), which was intended to allow professionals and individual users to conduct estate planning and financial planning through use of the Internet. Under the License, our initial geographic territory was limited to Florida. CCG was paid a license fee of 21 million shares of unregistered common stock. In July 2001, CCG unilaterally assigned additional territory under the License to us and demanded 15,000,000 shares for such territory, which shares the Board issued. We have initiated litigation against CCG and its managing partner, Mr. Robert Evan (Van) Hughes as well as several other ancillary entities alleging breach of contract and fraud, and requesting rescission, injunctive relief and declaratory relief against CCG, Mr. Hughes and the other defendants. The case has been filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, case number CIV-# 01-016931.

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

Item 2. Changes in Securities

On June 30, 2001, there were 37,175,430 shares of common stock issued. There are 100,000,000 shares authorized. Between July 1, 2001 and September 30, 2001, 62,800,000 shares were issued as follows:

1. In July 2001, the Company issued 15,000,000 shares of the Company's common stock to Commerce Capital Group for extra territory of the software license. The Company has since changed its focus and has abandoned the licensing agreement.

Under the License Agreement (for software to allow professionals and individual users to conduct estate planning and financial planning through use of the Internet) our initial geographic territory was limited to Florida. CCG was paid a license fee of 21 million shares of unregistered common stock. In July 2001, CCG unilaterally assigned additional territory under the License to us and demanded 15,000,000 shares for such territory, which shares the previous Board issued. We have initiated litigation against CCG and its managing partner, Mr. Robert Evan (Van) Hughes as well as several other ancillary entities alleging breach of contract and fraud, and requesting rescission, injunctive relief and declaratory relief against CCG, Hughes and the other defendants. The case has been filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, case number CIV-# 01-016931.

2. In July 2001, the Company issued 6,600,000 shares of the Company's common stock to various individuals as compensation for services in connection with management services, brokerage services and investor relations and company acquisition at the direction of Mr. Hughes. Current management is in the process of determining the validity of these issuances and has reclaimed 3,500,000 of these shares that are being used for appropriates programs

3. In July 2001, the Company issued 400,000 shares of the Company's common stock to three directors of the Company for their services.

4. On September 25, 2001, the Company entered into a Share Exchange Agreement with Gala Entertainment, Inc. (Gala). The exchange requires the shareholders of Gala to exchange 100% of the issued and outstanding shares of Gala for 40,800,000 shares of the Company. The Company will be the surviving corporation with Gala being a subsidiary of the Company.

Item 3. Defaults Upon Senior Securities

         Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

         None

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

(b)      Reports on Form 8-K - None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Gala Hospitality Corporation
                                /s/ Jeffrey Stoller
                        By:    --------------------------------------------
                        Name:  Jeffrey Stoller
                        Title: President, Chief Executive Officer, Director


                                             Gala Hospitality Corporation
                                /s/ Michael Heilman
                        By:    --------------------------------------------
                        Name:  Michael Heilman
                        Title: Executive Vice President, Secretary, Treasurer


Date:  November 19, 2001