Form 10QSB
period 2001-12-31
GALA HOSPITALITY CORP
filed 2002-02-20
CIK 806030

UNITED STATES               OMB APPROVAL
                     SECURITIES AND EXCHANGE COMMISSION ------------------------
                             Washington, D.C. 20549     OMB Number:3235-0416
                                                        ------------------------
                                  FORM 10-QSB           Expires: April 30,2003
                                                        ------------------------
                                                        Estimated average burden
                                                        hours per response: 32.0
                                                        ------------------------
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                         For the quarterly period ended December 31, 2001

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

                                  305-530-0046
                ------------------------------------------------
                           (Issuer's telephone number)

                        6230 Fairview Road, Suite 102
   Xpedian, Inc.        Charlotte, North Carolina 28210
---------------------- -------------------------------- ----------------------
     (Former name)            (Former address)           (Former fiscal year)

8,497,543 shares of common stock, par value $.0001 per share, were outstanding on February 19, 2002, subsequent to a reverse split of 1 to 10 effective January 31, 2002.

Transitional Small Business Disclosure Format (Check one): Yes[__]  No[__]

INDEX
                                                                            PAGE
                                                                            ----
PART I-FINANCIAL INFORMATION
Item 1-Consolidated Financial Statements (Unaudited)

         Consolidated Balance Sheet - December 31, 2001 (Unaudited)           1

         Consolidated Statements of Operations for the Six Months
           ended December 31, 2001 and 2000 (Unaudited)                       2

         Consolidated Statements of Operations for the Three Months
           ended December 31, 2001 and 2000 (Unaudited)                       2

         Consolidated Statements of Cash Flows for the Six Months
           ended December 31, 2001 and 2000 (Unaudited)                       3

         Notes to Consolidated Financial Statements (Unaudited)               4

Item 2-Management's Discussion and Analysis or Plan of Operation             14

PART II-OTHER INFORMATION
Item 1 -Legal Proceedings                                                    21
Item 2 -Changes in Securities                                                23
Item 3 -Defaults Upon Senior Securities                                      24
Item 4 -Submission of Matters to a Vote of Securities Holders                24
Item 5 -Other Information                                                    26
Item 6 -Exhibits and Reports on Form 8-K                                     26

PART I-FINANCIAL INFORMATION

Item 1-Consolidated Financial Statements (Unaudited)

                  GALA HOSPITALITY CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                               DECEMBER 31, 2001

                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                        $    10,927
  Advances, non-interest bearing                                        11,153
                                                                   -----------
    TOTAL CURRENT ASSETS                                                22,080
                                                                   -----------
PROPERTY AND EQUIPMENT,
    less accumulated depreciation of $79,555                           577,402

OTHER ASSETS
  Goodwill                                                             500,000
  Organization expenses                                                  8,403
  Security deposits                                                      1,838
                                                                   -----------
    TOTAL OTHER ASSETS                                                 510,241
                                                                   -----------
      TOTAL ASSETS                                                 $ 1,109,723
                                                                   ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                 $   212,521
  Credit cards payable                                                  48,011
  Accrued liabilities                                                  121,062
  Payroll tax liabilities                                              144,097
  Notes payable - banks                                                118,314
  Notes payable - related parties                                      148,543
  Other payables to related parties                                     31,679
  Other current liabilities                                              9,081
                                                                   -----------
    TOTAL CURRENT LIABILITIES                                      $   833,308
                                                                   -----------
STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value, 2,000,000 shares authorized;
    600,000 shares issued and outstanding                               600,000
  Common stock, $.0001 par value, 200,000,000 shares authorized;
    8,497,543 shares issued and outstanding                                849

  Additional paid-in capital                                         1,596,129
  Accumulated deficit                                             (  1,920,503)
  Treasury stock, at cost                                         (         60)
                                                                   -----------
    TOTAL STOCKHOLDERS' EQUITY                                         276,415
                                                                   -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 1,109,723
                                                                   ===========

See accompanying notes.

GALA HOSPITALITY CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
                                          For the Six Months Ended December 31,
                                             2001                         2000
                                        ----------                    ---------
SALES                                   $  215,610                    $ 365,542
                                        ----------                    ---------
COSTS AND EXPENSES
  Cost of sales                             42,111                       97,261
  Bad debts                                   -                             667
  Credit card fees                           3,530                        3,966
  Consulting, professional fees            245,697                       19,784
  Equipment lease                            4,441                        7,958
  Depreciation and amortization             20,419                       18,442
  General and administrative                14,062                       14,491
  Insurance                                  2,638                       15,783
  Marketing and promotion                   22,573                       65,772
  Labor expenses                            98,539                      135,566
  Rent                                      40,625                       39,272
  Repairs and maintenance                   10,373                        7,985
  Security                                     142                        9,235
  Supplies                                   6,269                       17,493
  Travel and Entertainment                   7,661                       25,275
  Utilities                                 20,337                       16,457
  Other operating expenses                   1,006                          -
                                        ----------                    ---------
    TOTAL COSTS AND EXPENSES               540,423                      495,407
                                        ----------                    ---------
OTHER INCOME (EXPENSE)
  Interest Income                              181                        -
  Interest expense                          (5,410)                     (2,225)
  Reduction on debt                         67,255                        -
  Loss on disposition of equipment            -                         (1,078)
  Impairment of goodwill                  (128,951)                       -
                                       -----------                    ---------
    TOTAL OTHER INCOME (EXPENSE)           (66,925)                      (3,303)
                                       -----------                    ---------
LOSS FROM CONTINUING OPERATIONS,
  BEFORE INCOME TAX BENEFIT               (391,738)                   (133,168)
                                       -----------                    ---------

  Provision for income taxes               (15,599)                       -
  Income tax benefit for net
    operating loss                          15,599                        -
                                       -----------                    ---------
Net income taxes                              -                           -
                                       -----------                    ---------
LOSS FROM CONTINUING OPERATIONS,
  LESS INCOME TAX BENEFIT                 (391,738)                   (133,168)

DISCONTINUED OPERATIONS
  Reduction on debt                        184,830                        -
  Impairment loss on valuation of
    territorial license                   (750,000)                       -
                                       -----------                    ---------
LOSS FROM DISCONTINUED OPERATIONS,
  LESS INCOME TAX BENEFIT                (565,170)                        -
                                       -----------                    ---------
NET LOSS                               $  (956,908)                  $(133,168)
                                       ===========                    =========

NET LOSS PER SHARE, (basic and diluted,
  giving retroactive effect to 1-for-10
  reverse split effective
  February 1, 2002)                    $    (0.11)                    $  (.02)
                                       ==========                    =========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Basic and diluted                     8,448,543                    6,182,104
                                       ==========                    =========
See accompanying notes.

GALA HOSPITALITY CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
                                              Three Months Ended December 31,
                                             2001                        2000
                                        ----------                   ---------
SALES                                   $  110,845                   $ 129,109
                                        ----------                   ---------
COSTS AND EXPENSES
  Cost of sales                             12,301                      33,347
  Credit card fees                           1,255                       2,177
  Consulting, professional fees            119,497                      12,423
  Equipment lease                            4,441                       3,965
  Depreciation and amortization              9,500                       9,361
  General and administrative                11,879                      10,678
  Insurance                                    503                      11,117
  Marketing and promotion                   11,234                      30,944
  Labor expenses                            50,839                      62,360
  Rent                                      18,450                      19,636
  Repairs and maintenance                      203                       8,792
  Supplies                                   1,349                       9,179
  Travel and entertainment                   6,273                       1,000
  Telephone and utilities                   11,216                       8,320
                                        ----------                   ---------
    TOTAL COSTS AND EXPENSES               258,940                     223,299
                                        ----------                    ---------
OTHER INCOME (EXPENSE)
  Interest expense                            -                           (197)
  Reduction on debt                         67,255                      31,565
                                       -----------                    ---------
    TOTAL OTHER INCOME                      67,255                      31,368
                                       -----------                    ---------
LOSS FROM CONTINUING OPERATIONS,
  BEFORE INCOME TAX BENEFIT                (80,840)                     (62,822)
                                       -----------                    ---------

Provision for income taxes                (15,599)                        -
 Income tax benefit for net operating
     loss                                  15,599                         -
                                       -----------                    ---------
        Net income taxes                      -                           -
                                       -----------                    ---------
DISCONTINUED OPERATIONS
  Reduction on debt                        184,830                        -
                                       -----------                    ---------
NET INCOME (LOSS)                      $   103,990                    $ (62,822)
                                       ===========                    =========

NET INCOME (LOSS) PER SHARE, (basic
  and diluted, giving retroactive
  effect to 1-for-10 reverse
  split effective February 1, 2002)   $      0.01                     $   (0.01)
                                      ===========                     =========
WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic and diluted                     8,497,543                     5,136,249
                                      ===========                    ==========
See accompanying notes.

GALA HOSPITALITY CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                Six Months Ended December 31,
                                                    2001              2000
                                                -----------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                      $  (956,908)      $   (133,168)
  Adjustments to reconcile net loss
    to net cash provided (used)
    by operating activities:
      Common stock issued for services              121,200               -
      Depreciation                                   20,419             18,442
      Impairment loss on revaluation of
        goodwill                                    128,951               -
      Common stock issued for territorial rights    750,000               -
      Gain on extinguishment of debt               (252,085)              -
      Excess of liabilities assumed over assets
        purchased in share exchange                 (36,544)          (286,412)

(Increase) decrease in assets:
      Inventories                                     5,469              6,172
      Prepaid expenses                                3,063            (64,850)
      Security deposits                                 170               (995)
      Proceeds from sales of trading securities        -               294,888

Increase (decrease) in liabilities:
      Bank overdraft                                    -                  490
      Accounts payable                             (105,350)            90,378
      Credit cards payable                            5,428             (1,449)
      Accrued payroll and delinquent payroll taxes   26,155             34,130
      Decrease in margin loan to purchase
         trading securities                             -              (98,094)
      Sales tax payable                               5,585               -
      Accrued liabilities                            69,372             62,988
      Deferred income                                (2,256)            (2,133)
                                                -----------       -------------
Net cash used by operating activities              (217,331)           (79,613)
                                                -----------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Contribution to capital                           100,000             87,000
  Proceeds from note payable                         65,453             52,861
  Proceeds from loans from related parties           73,975               -
  Payments to related parties                           -              (77,550)
  Advances from officer                                 -               57,109
  Advances to related parties                           -              (90,570)
  Notes receivable to consultant                        -               (3,750)
                                                -----------       ------------
Net cash provided by financing activities           239,428             25,100
                                                -----------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                (37,981)           (17,060)
  Advances to employees and
    other receivables, net                             (666)            (1,225)
                                                -----------       -------------
Net cash used in investing activities               (38,647)           (18,285)
                                                -----------       -------------

NET DECREASE IN CASH AND EQUIVALENTS                (16,550)           (72,798)

CASH AND EQUIVALENTS - BEGINNING                     27,477             82,364
                                                -----------       -------------
CASH AND EQUIVALENTS - ENDING                   $    10,927       $      9,566
                                                ===========       =============
SUPPLEMENTAL DISCLOSURES:
    Interest received                           $       181       $       -
    Interest paid                               $     5,410       $        197
    Income taxes paid                           $                 $       -

SUPPLEMENTAL DISCLOSURES OF NON-CASH
TRANSACTIONS:
    Common stock issued for services            $   121,200       $       -
    Common stock issued for software license
      additional territories                    $   750,000       $       -
                                                ===========       =============
See accompanying notes.

GALA HOSPITALITY CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
                           DECEMBER 31, 2001 AND 2000

NOTE 1.   GENERAL

The accompanying unaudited consolidated financial statements include the accounts of Gala Hospitality Corporation (referred to as the "Company" or in the first person notations "we", "us" and "our") and our wholly-owned subsidiary (Gala Entertainment, Inc. and its wholly-owned subsidiary Hospitality Adventures, Ltd.). These financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB of Regulation SB established by the U.S. Securities and Exchange Commission. These financial statements have not been audited by independent public accountants. In the opinion of our management, we have made all adjustments necessary for a fair presentation of the results of the interim periods, and such adjustments consist of only normal recurring adjustments. The results of operations for these interim periods are not necessarily indicative of results of operations for a full year.

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

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted in accordance with the requirements of the U.S. Securities and Exchange Commission. We believe the disclosures included in these accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the financial statements and related footnotes included in our Form 10-KSB for the fiscal year ended June 30, 2001, Form 10-QSB for quarter ended September 30, 2001, and Form 8-K/A filed January 10, 2002.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS ACTIVITY

OPERATING HISTORY Gala Hospitality Corporation (the Company), was incorporated in Florida in August 1986, as Triumph Capital, Inc. (Triumph). Triumph was originally engaged in the stock transfer business. In 1992, Triumph changed its name to IRT Industries, Inc. (IRT) as part of a reorganization in which it exchanged 2,900,000 of its common stock for all of the issued and outstanding shares of IRT Industries, Inc., a company incorporated in California on December 13, 1990, pursuing environmental business opportunities. Triumph then merged into IRT and reincorporated in the State of Florida. By the end of the fiscal year ended June 30, 1996, IRT had discontinued most of its prior business activities. In March 1996, the management of IRT changed as a result of the sale of a majority of its outstanding shares of common stock. Under its new management, IRT sought international casino acquisition opportunities throughout Latin America.

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

In April 1998, IRT decided to discontinue its entire casino operations and in February 1999, sold Juegos Ruro, S.A., its last casino operation.

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

On January 25, 2000, we changed our name to Xpedian, Inc. We also changed the name because of an exchange of a majority of our common stock. The new management then changed our focus to domestic opportunities in the Internet area and other business areas.

On September 25, 2001, we completed a share exchange agreement with Gala Entertainment, Inc. (Gala), a Florida corporation. As a result of this share exchange, we acquired a subsidiary, Gala, with employees who have a significant amount of experience in the adult entertainment industry. All matters of the share exchange agreement were approved by our Board of Directors.

As of September 30, 2001, more than two years after entering into the License, none of the products or software technology included within the License Agreement with Commerce Capital Group, LLC, had been delivered or shown to be functional. Current management believed that the financial planning software licensed from Commerce Capital Group would neither be delivered nor performs in the foreseeable future in a manner that will benefit us. Therefore, we decided to discontinue our efforts in this marketplace.

In September 2001, subsequent to the Share Exchange Agreement described below, our Directors voted to change our name to Gala Hospitality Corporation. We believe our name change to Gala Hospitality Corporation better reflects our pursuit of business opportunities in the entertainment market.

BUSINESS Our business is acquiring existing and profitable adult night club businesses and complementary businesses. Our adult club business plan calls for the acquisition of twelve clubs per year over the next two years for preferred stock convertible into common stock at a later date to minimize the need for substantial cash to fund our acquisitions.

The first acquisition was The Clubhouse in Kansas City, Missouri, acquired in September 2001.

Our management dedicated the ensuing three months to working with our accountants and legal counsel to investigate and, where possible, rectify a variety of issues that had arisen or been created over the past few years.

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

NOTE 3. BUSINESS COMBINATION

On September 25, 2001, we entered into a Share Exchange Agreement to acquire, pursuant to the Florida corporations statutes. The exchange provided that:

1. The shareholders of the acquired Company exchange 100% of the issued and outstanding shares for 4,080,000 shares (40,800,000 shares prior to the 1 to 10 reverse split of January 31, 2002) of our Company's common stock.

2. Our company will be the surviving corporation with the acquired company being our subsidiary.

3. The acquired company had already purchased a club using its convertible preferred stock and under the terms of that purchase, if they were subsequently acquired by and become a subsidiary of another company, as happened, the new parent company would exchange its preferred stock in the acquired company for its preferred stock.


The exchange is expected to benefit us by allowing us to tap the equity markets. The future acquisitions are intended to represent high cash flow, independently managed and operated, high net margin businesses that seek the unity of a parent corporation that offers the liquidity of our publicly traded stock.

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

The standard further requires that the reporting entity, pursuant to a business combination, be determined based on certain criteria, including relative voting rights, composition of the governing body of the combined entity, and the composition of senior management. According to those criterias, the financial statements have been presented based on the acquired company being the reporting entity. For accounting purposes, the business combination has resulted in a recapitalization of the acquired company. The historical financial statements prior to September 25, 2001, are those of the acquired company and its wholly-owned subsidiary.

At the date of the business combination, we valued our Company in the aggregate at $648,000, using the average market price of our freely-tradable common stock held by non-affiliates over the two-day period before and after the terms of the acquisition were agreed to and announced.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

At September 25, 2001

CURRENT ASSETS..................................   $  30,344
PROPERTY AND EQUIPMENT .........................     562,458
GOODWILL........................................     628,951
                                                   ---------
TOTAL ASSETS ACQUIRED...........................   1,221,753

LIABILITIES ASSUMED - ALL CURRENT...............    (573,753)
                                                   ---------
TOTAL ASSETS ACQUIRED...........................   $ 648,000
                                                   =========

The Share Exchange Agreement also included events that gave the acquired company the option, but not the obligation, to rescind the exchange. These events were generally related to funding of the Company by defined dates. Such events were promised by certain shareholders and have not occurred in accordance with the agreement. While these existing events give rise to the rescission rights, the acquired company has not elected to rescind the transaction and has expressed its strong desire and intent to work with us and our shareholders in obtaining the required funding and in addressing issues relating to the our debts and litigation matters for the benefit of our cCmpany and its shareholders.

SFAS 142 requires that ratable amortization of goodwill be replaced with periodic test of the goodwill impairment and that intangible assets other than goodwill and other indefinite lived intangible assets, be amortized over their useful lives. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001, however, early applications are permitted for entities with fiscal years beginning after March 15, 2001. We have elected to apply the statement early and as a result have reflected an impairment loss of $128,951 in the measurement of the fair value of the goodwill purchased.

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107. The fair value amounts have been determined based on available market information and appropriate valuation methodology. The carrying amounts and estimated fair values of our financial assets and liabilities approximate fair value due to the short maturity of the instruments.
Fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment; therefore, fair value cannot be determined with precision.

NOTE 5. MANAGEMENT CHANGES

In September 2001, Clyde Aycock resigned as President and accepted a position with us as Vice President. Mr. Aycock remained as a Director. Jeffrey
Stoller, Michael Heilman and Don Golden were elected to the Board of Directors. Subsequently, the Board of Directors appointed Jeffrey Stoller President and Chief Operating Officer, and Michael Heilman Executive Vice President and Secretary/Treasurer.

Effective December 1, 2001, Jerold H. Bailey joined our Company as Vice President. Mr. Bailey's focus is working with Mr. Stoller to identify and promote appropriate acquisition targets within the adult entertainment field, as well as to develop and produce special projects including a pay-per-view cable special proposed to our Company and contracted personally by a principal shareholder, Mr. Robert Evan (Van) Hughes. Time-Warner had contracted to broadcast the pay-per-view special. (The special was not produced at that time because Mr. Robert Evan (Van) Hughes was in default of his agreement and failed to perform as he had promised in a written contract.)

Effective February 14, 2002, Mr. Aycock resigned as both Vice President and Director of Gala Hospitality Corporation.

NOTE 6. STOCKHOLDERS' EQUITY

In July 2001, we issued 1,500,000 shares (15,000,000 shares prior to the 1 to 10 reverse split of January 31, 2002) of our common stock to Commerce Capital Group, LLC under the explicit direction of a principal shareholder, Mr. Robert Evan (Van) Hughes, for additional territory rights pursuant to the software license. There was no Board of Directors resolution for this issuance. We have since changed our focus and has abandoned the License Agreement. Current management disputes the issuance of these shares and all other previously issued shares to Commerce Capital Group for non-deliverance of the Internet and financial software per the License Agreement as well as failure to obtain proper Board of Directors authorization for the issuance of the specifically mentioned 1,500,000 shares (15,000,000 shares prior to the 1 to 10 reverse split of January 31, 2002) issued in July 2001. Upon advice of corporate and SEC counsel, in November 2001, the Board of Directors voided the 1,500,000 shares (15,000,000 shares prior to the 1 to 10 reverse split of January 31, 2002) issued illegally to Commerce Capital Group.

In October 2001, the Company initiated litigation against Commerce Capital
Group and its managing partner, Mr. Robert Evan (Van) Hughes, as well as several other ancillary entities alleging breach of contract and fraud, and requesting rescission, injunctive relief and declaratory relief against Commerce Capital Group, Mr. Hughes and the other defendants. The case has been filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, case number CIV-# 01-016931. Despite repeated efforts by numerous independent parties, as of this date the Company has been unable to serve Commerce Capital Group (of which Mr. Hughes is the only agent) and Mr. Hughes due to Mr. Hughes' evasive tactics and failure to up-date the statement of registered agent for Commerce Capital Group.

In July 2001, we issued 700,000 shares (7,000,000 shares prior to the 1 to 10 reverse split of January 31, 2002) of our common stock to various individuals as compensation for services in connection with management services, brokerage services and investor relations, under the explicit direction of Mr. Robert Evan
(Van) Hughes. Current management disputes the issuance of these shares based on a lack of consideration to the Company, and we have already recovered 350,000 shares (3,500,000 shares prior to the 1 to 10 reverse split of January 31, 2002). Current management has verified that 120,000 shares (1,200,000 shares prior to the 1 to 10 reverse split of January 31, 2002) were issued properly. The balance of 230,000 shares (2,300,000 shares prior to the 1 to 10 reverse split of January 31, 2002) issued to Patrick Davis, Glenn Evans, Sumner Strout and John Williams are currently under investigation.

In July 2001, we issued 40,000 shares (400,000 shares prior to the 1 to 10 reverse split of January 31, 2002) of our common stock to three directors of the Company for their past services.

In October 2001, we entered into an Investors Relations Agreement with
21st Equity Partners LLC ("21st EP"), 15800 John J. Delaney Drive, Suite 325, Charlotte, NC 28277, 800-437-3551. our management believes that 21st EP did not perform as agreed and we have requested the return of 250,000 shares
(2.5 million shares prior to the 1 to 10 reverse split of January 31, 2002) issued to 21st EP. At this time, 21st EP has refused to comply with our return request.

On January 31, 2002, we effected a 1 for 10 reverse split in that each ten (10) shares of previously authorized common stock of the corporation, par value $.0001 per share, issued and outstanding immediately prior to the time of the filing and recording of our Amended Articles of Incorporation (the "Amendment") with the Office of the Secretary of State of the State of Florida shall automatically be combined without any further action into one (1) validly issued, fully paid and non assessable share of common stock of the corporation, par value $.0001 per share. Each holder of record of a certificate for ten (10) or more shares of our common stock at a January 31, 2002 shall be entitled to receive, as soon as practicable, and upon surrender of their certificate, a certificate or certificates representing one
(1) share of common stock for each ten (10) shares of common stock represented by their certificate, with the next higher number of shares being issued in lieu of fractional shares. Further, every right, option and warrant to acquire one (1) share of our common stock, outstanding immediately prior to the time of filing and recording of this Amendment in the Office of the Secretary of State of the State of Florida, shall automatically be converted without any further action into the right to acquire one-tenth (1/10) of a share of our common stock, upon the terms of the right, option or warrant, except that the purchase price of the common stock, upon exercising the right, option or warrant, shall be proportionately increased. We will not issue fractional shares with respect to the combination or conversion. To the extent that a shareholder holds a number of shares of common stock immediately after the filing and recording of the Amendment that is not a whole number, that shareholder shall receive the additional fraction of a share to provide the shareholder a whole share. The number of shares we shall have authority to issue is Two
Hundred Two Million (202,000,000) shares. Of such shares, Two Hundred Million (200,000,000) shares, with a par value of $.0001, shall be common shares. Two Million (2,000,000) shares, with a par value of $.0001, shall be preferred shares. The voting powers, designations, preferences and relative participating optional and other rights, if any, and the qualifications, limitations or restrictions, if any, of the preferred stock in one or more series, shall be fixed by one or more resolutions providing for the issuance of such stock adopted by our Board of Directors in accordance with the provisions of the Florida Business Corporation Act

This Amendment for the 1 to 10 reverse split to the Articles of Incorporation of the Corporation, was duly adopted in accordance with the provisions of the Florida Business Corporation Act. A majority of the shares entitled to vote executed a Statement of Consent to Action by the Shareholders of the Company in accordance with the provisions of the Florida Business Corporation Act. The date of adoption of this amendment by our shareholders is January 10, 2002, and became effective upon filing with the Secretary of State of Florida.

NOTE 7. COMMITMENTS AND CONTINGENCIES

INVESTOR RELATIONS We are committed to a consistent and on-going program of investor relations to adequately communicate our objectives and our achievements to the investment community. To that end, in January 2002, we retained National Financial Communications (www.nationalfc.com)
(Needham, Ma.), specifically its subsidiary that focuses on Over-the-Counter stocks (www.otcfn.com), as our lead Investor Relations firm. NFC has a long and successful track record, with an excellent client roster. Their services include strategy, creative web design, distribution and consultation. This agreement provides for payment of $5,000 per month in the form of cash or stock, at our management's discretion.

OFFICE FACILITIES We closed our executive offices located in Charlotte, North Carolina. Our two year operating lease expired on September 30, 2001, and was not renewed. Rent expense for the six months ending December 31, 2001, was $1,980.

Currently, we operate in temporary office space for which we pay no rent in Miami, Florida. Permanent space will be leased in the Miami area when we have completed our funding.

We lease our subsidiaries' facilities under a five-year operating lease expiring September 2004, from a company which was previously affiliated through common ownership, at rental rates that management believes are comparable to those obtainable from other unrelated parties. The lease provides for monthly payments of $6,150 plus maintenance, insurance, and property taxes. The lease contains five renewal option periods on the same terms. Rent expense under these leases totaled $36,900 for the six months ended December 31, 2001 and 2000. As part of the Share Exchange Agreement on September 26, 2001, the lessor is no longer an affiliate of our Company.

REGISTRATION RIGHTS As part of a private placement completed in February 2000, certain Florida shareholders have alleged that the Company granted registration rights and further committed to the registration of those shares no later than July 31, 2000. The Company's corporate and SEC counsel is unaware of any executed document(s) evidencing such rights and the alleging shareholders have not provided any such evidence in response to our repeated requests.
In addition, a draft of a document for a private placement at approximately that same time included a clause requiring that all disputes be arbitrated in North Carolina. While these shareholders could assert claims for damages caused by the failure to register the shares at the originally agreed-upon date, given the absence of any evidence supporting such allegations, management is confident that such claims cannot be substantiated in a court of law; and , further, that if such alleging shareholders elected to base their action on the unexecuted draft private placement memorandum, they would be compelled to arbitrate in North Carolina. Current management initiated correspondence with these shareholders in October 2001, in an effort to address their concerns and offered a settlement that management believed to be fair considering the circumstances. This offer expired on January 11, 2002. There has been no response to this offer as of the date of this filing. Management considers this matter closed.

NOTE 8. GOING CONCERN AND MANAGEMENT'S PLANS

The financial statements for the periods ended December 31, 2001, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have suffered recurring losses. This factor raises doubt about our ability to continue as a going concern without achieving profitable operations or an infusion of capital or additional financing. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Management recognizes that our Company must generate additional resources in order to continue. Management's plans will focus in future acquisitions that are intended to represent high cash flow, independently managed and operated, high net margin businesses which will include our new focus of the entertainment industry. Management will also focus on expanding the corporate core businesses that will support the total corporate structure and that will be revenue producing.

Management has initiated two phases of financing: (1) immediate funding of $500,000 raised in the private sale to a limited number of investors of common stock (at the price of $.05 and $.10 per share) made available after its 1 to 10 reverse split of January 31, 2002; and, (2) subsequent funding of $2,500,000 in the form of a 1 year 10% debenture, convertible by the holder or the Company after 6 months, at a discount of up to 25% off the then current market price. Of Phase (1), $100,000 has been raised to date.

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

(ii)  lack of sales;

(iv)  reliance of revenue growth upon economic conditions;

(v)   competition;

(vi)  absence of dividends; and

(vii) the other risks and uncertainties described elsewhere in this report and in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001, under the caption, "Factors Affecting Future Operating Results" under Item 2. - "Management's Discussion and Analysis or Plan of Operation."

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

Our Business

Gala Hospitality Corporation, a Florida corporation, was engaged in acquiring businesses focused on Internet and wireless technologies. We have ceased operations in these markets to seek opportunities in the entertainment market.

Management Changes and Direction

We are redirecting our efforts to the acquisition of profitable businesses in the entertainment market. On September 25, 2001, we entered into a Share Exchange Agreement with Gala Entertainment, Inc., reflecting the Board's beliefs that the technology licensed from Commerce Capital Group would not generate revenues in the foreseeable future, and that the plan of operations of Gala Entertainment, Inc. would be a positive step in making us profitable. Subsequently, we changed our name to Gala Hospitality Corporation.

On August 2, 1999, prior management consummated a licensing arrangement (the "License") with Commerce Capital Group, L.L.C., a South Carolina limited liability company ("CCG") to market and sell CCG's proprietary "Personal Estate Plan (tm)" (the "PEP")(tm), which was intended to allow professionals and individual users to conduct estate planning and financial planning through use of the Internet. Under the License, our initial geographic territory was limited to Florida. CCG was paid a license fee of 2.1 million shares (21 million shares prior to the 1 to 10 reverse split of January 31, 2002) of unregistered common stock. In July 2001, CCG unilaterally assigned additional territory under the License to us and demanded 1,500,000 shares (15,000,000 shares prior to the 1 to 10 reverse split of January 31, 2002) for such territory, which issuance was not approved by the Board of Directors but which shares were mistakenly issued by the Company's transfer agent.

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

In October 2001, we initiated litigation against CCG and its managing partner, Mr. Robert Evan (Van) Hughes, as well as several other ancillary entities alleging breach of contract and fraud, and requesting rescission, injunctive relief and declaratory relief against CCG, Mr. Hughes and the other defendants. The case has been filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, case number CIV-# 01-016931. Despite repeated efforts by numerous independent parties, as of this date the Company has been unable to serve Commerce Capital Group (of which Mr. Hughes is the only agent) and Mr. Hughes due to Mr. Hughes' evasive tactics and failure to up-date the statement registered agent for Commerce Capital Group. Upon advice of SEC and corporate counsel, in November 2001 the Board of Directors voided the 15,000,000 shares issued illegally to Commerce Capital Group.

On September 25, 2001, we completed a share exchange agreement with Gala Entertainment, Inc. (Gala), a Florida corporation. As a result of this share exchange agreement, we acquired a subsidiary, Gala, with employees who have a significant amount of experience in the adult entertainment industry. All matters of the share exchange agreement were approved by our Board of Directors. The essential terms of the Share Exchange Agreement are:

a. We will be the surviving corporation with Gala being our subsidiary; and

b. Gala shareholders will exchange 100% of issued and outstanding shares of Gala Entertainment, Inc. for 4,080,000 of our shares (40,800,000 shares prior to the 1 to 10 reverse split of January 31, 2002), on a pro rata basis.

c. Gala, a Florida corporation, will continue as a corporation in Florida after the share exchange; and

d. We are not subject to the control share requirements of the Florida Business Corporation Act, Section 607.0902 as this transaction is exempt pursuant to
Section 607.0902(2)(d)5 and Section 607.0902(2)(d)6; and

e. Gala shareholders voted in favor of the Share Exchange Agreement; and

f. Our Board of Directors voted in favor of the Share Exchange Agreement; and

g. We elected additional members to our Board of Directors.

A copy of the Plan of Share Exchange Agreement is attached to our Form 8-K filed on October 8, 2001.

As a result of these changes we changed our name and symbol effective November 6, 2001, to Gala Hospitality Corporation with a new symbol of GHCP. The symbol was again changed to GLAH with the January 31, 2001 reverse split.

At the time of the Share Exchange for all practical purposes, we were not a "going concern." We had no remaining customers for our services, had no revenues, and no account receivables.

In September, 2001, Clyde Aycock resigned as President and accepted a position with us as Vice President. Mr. Aycock remained a director. Jeffrey Stoller, Michael Heilman and Don Golden were elected to the Board of Directors. Subsequently, the Board of Directors appointed Jeffrey Stoller President and Chief Operating Officer, and Michael Heilman Executive Vice President and Secretary/Treasurer.

Effective December 1, 2001, Jerold H. Bailey joined the Company as Vice President. Mr. Bailey's focus is working with Mr. Stoller to identify and promote appropriate acquisition targets within the adult entertainment field, as well as to develop and produce special projects including a pay-per-view cable special proposed to Xpedian and contracted to personally by its principal shareholder, Robert Evan (Van) Hughes. Time-Warner had contracted to broadcast the pay-per-view special. (The special was not produced at that time because Mr. Hughes was in default of his agreement and failed to perform as he had promised in a written contract.)

Sales and Marketing

With the discontinuance of the License Agreement for the financial market, we are not in need of a sale and marketing program for this application.

We are in the process of developing the necessary marketing program for our new business. This is taking shape in two efforts: (1) To present our acquisition opportunity to prospective club owners, and (2) To present our new investment opportunity to our present shareholders, prospective new investors and the brokerage community. As noted above, this marketing program is producing results.

Competition

Competition can be described on 3 levels:

1. Competition between one club and another within a marketplace.
2. Competition between Gala and another firm to acquire the same specific club.
3. Competition between Gala and another firm to attract the same investor.

As for the first type of competition, the fact that we look for existing profitable clubs means that competition on a local level, between the club to be acquired and its local competitors, has already been taken into account in the performance of the club to be acquired. One of the issues that we examine prior to completing an acquisition is the possibility of new competition. Most of the clubs and markets we will approach are mature markets and the opportunity for completely new competition (as opposed to someone buying an existing property and making changes) is less than in an immature market.

With respect to the second and third levels of competition, there are approximately 2500 adult nightclubs in the United States, including numerous chains of 3 or more clubs. However, to the best of our knowledger, there are no other firms at this time attempting our plan of acquiring existing profitable adult clubs and complementary businesses through a public vehicle for stock of that vehicle.

There are at least two public companies (other than Gala Hospitality Corporation) in the U.S. presently engaged in the adult nightclub business:
Rick's Cabaret and Boystoys.com. Internet Advisory Corporation has made an announcement of a possible acquisition of Scores in New York City.

Rick's appears to be focusing on their Internet businesses, while limited expansion of Rick's club business, principally in Houston, TX., has historically entailed start-ups or turn-arounds. Rick's is not a competitor for clubs, although they may be a competitor for investors.

Boystoys.com operates one club in San Francisco, California. Although the club appears to be profitable, the company is in bankruptcy with many millions of dollars of start-up debt, and allegations of extensive mismanagement and fraud. This company is not a viable competitor for clubs or investors at this time.

On January 10, 2002, Internet Advisory Corp. announced it is "in talks" for the acquisition of "Scores" in New York. Internet Advisory Corporation is a public shell that recently emerged from bankruptcy. Scores was a successful New York City adult club that must move its location due to the expiration and non-renewal of its lease. If Internet Advisory and/or Scores were, at some time in the future, to attempt to establish a chain of clubs called "Scores," Gala Hospitality Corporation and they would likely not be competing for the same clubs, although there may be some competition for investors.

There are two private chains that are actively soliciting acquisitions. In addition to not being public companies and not being competitors for investors, these firms are also pursuing very different strategies than is Gala Hospitality Corporation. Neither firm has indicated a desire to be public; and they have historically acquired clubs in a turn-around situation which they can manage back to profitability. At this time, neither firm is a competitor for the same clubs or for investors.

There are two main reasons for the absence of competition in the public arena:

1. The unwillingness of independent cabaret owners to go through the process and expense of going public for themselves.

2. The absence of qualified corporate management with experience and professional skills in both adult entertainment and the financial community.

Employees

We have three executives employed: Jeffrey
Stoller, Michael Heilman and Jerry Bailey.

The Clubhouse, Kansas City, Missouri, operation employs three full-time and twenty part-time (principally the wait staff) personnel while we also staffed our facility with approximately sixty independently contracted entertainers.

Description of Property

We are no longer providing office space for Mr. Aycock. The Gala Entertainment, Inc. subsidiary will provide office space for Mr. Stoller until suitable space can be found in South Florida.

Liquidity and Capital Resources

As of December 31, 2001, cash and cash equivalents were $10,297 compared with $150 at December 31, 2000. We had a deficit in working capital of $811,228 at December 31, 2001, as compared to $127,521 at December 31, 2000. The difference is the result of the substantial costs associated with the Company's SEC filings and audits, as well as the acquisition of the Kansas City operation.

Results of Operations

Six months and three months ended and December 31, 2001 compared to the Six and three months Ended December 31, 2000:

o Revenues decreased by 41% to $215,610 for the six months ending December 31, 2001, from $365,542 for the same period ending December 31, 2000. The decrease in revenue was related to the economic downturn from the tragedy of September 11.

o Net income increased by $166,812 for the three months ended December 31, 2001 as compared to December 31, 2000, because of the reduction of debt of approximately $252,000.

o Net loss per share (basic and diluted) decreased to $0.11 per share during the six months ended December 31, 2001, as compared to a loss of $.02 per share during the six months ended December 31, 2000. Both numbers were adjusted for the 1-for-10 reverse split on January 31, 2002. The decrease is caused by the impairment loss of $750,000 of the territorial license acquired from CCG.

o We reported net income for the quarter ended December 31, 2001, of $103,990 due principally to income attributable to cancellation of debt in the amount of $252,085, which management either negotiated down or determined was booked improperly.

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

Need for Financing

We will have to raise funds in order to facilitate our new business strategy, and to fund our developmental and working capital needs. In addition, as we experience rapid growth, we will require additional funds to expand our operations, to enlarge our organization and to increase our personnel. Our current Business Plan requires that we raise $3 million.

Management has initiated two phases in securing this capital: (1) immediate funding of $500,000 raised in the private sale to a limited number of people of common stock (at the price of $.05 and $.10 per share) made available after its 1 to 10 reverse split of January 31, 2002; and, (2) subsequent funding of $2,500,000 in the form of a 1 year 10% debenture convertible after 6 months at a discount of up to 25% off the then current market price.

For Phase 1, we have received $100,000. There can be no assurance that we will be able to obtain the balance of our financing on favorable terms or that additional financing will be available, if at all. If adequate funds are not available or are not available on favorable terms, we may not be able to support our developmental and day-to-day corporate activities. Such inability to obtain financing could have a material adverse effect on our business, financial condition or results of operations and could require us to materially reduce, suspend or cease operations.

Compliance with Law

We will comply with laws and regulations applicable to our planned future business. These laws are well documented and tested.

Absence of Dividends

Given that our Business Plan calls for growth through stock acquisitions, once cash flow from acquisitions equals corporate overhead and basic reserves for operations and special revenue generating projects, we would anticipate that dividends would be declared and issued, although we do not foresee this happening in 2002.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In March 1997, we (plaintiff) filed a complaint against International Corporation, K&Z, S.A. and others. In the complaint, we alleged that the defendants had breached an agreement to sell a license to operate a casino in San Jose, Costa Rica. As consideration for the license, the defendants issued a promissory note in the amount of $595,000 while simultaneously purchasing 240,000 shares (2,400,000 shares prior to the 1 to 10 reverse split of January 31, 2002)of the Company's common stock. As security for the validity of the license, the defendants pledged a certain number of shares of our common stock and agreed not to transfer the shares until the validity of the license could be confirmed. However, one of the co-defendants attempted to transfer his shares. We then placed a stop-transfer order on the defendant's shares. The co-defendant subsequently filed a counterclaim against us alleging that we had improperly caused a stop-transfer order to be placed on his shares of our common stock, and is seeking damages in excess of $300,000. We believe that the counter-claim has no merit. The court required us to post a $10,000 bond and 3,000 (30,000 shares prior the January 31, 2002 reverse split) shares in escrow to settle the matter in payment in full to the defendant should the judgment go against us; which we did. This is, therefor, the limit of our exposure. A pretrial conference is set for May 10, 2002.

On August 2, 1999, prior management consummated a licensing arrangement (the "License") with Commerce Capital Group, L.L.C., a South Carolina limited liability company ("CCG") to market and sell CCG's proprietary "Personal Estate Plan (tm)" (the "PEP")(tm), which was intended to allow professionals and individual users to conduct estate planning and financial planning through use of the Internet. Under the License, our initial geographic territory was limited to Florida. CCG was paid a license fee of 2,100,000 shares (21,000,000 shares prior to the 1 to 10 reverse split of January 31, 2002) of unregistered common stock. In July 2001, CCG unilaterally assigned additional territory under the License to us and demanded 1,500,000 shares (15,000,000 shares prior to the 1 to 10 reverse split of January 31, 2002)for such territory, which shares the Board did not authorize but which stock or transfer agent mistakenly issued. We have initiated litigation against CCG and its managing partner, Mr. Robert Evan (Van) Hughes as well as several other ancillary entities alleging breach of contract and fraud, and requesting rescission, injunctive relief and declaratory relief against CCG, Mr. Hughes and the other defendants. The case has been filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, case number CIV-# 01-016931. Despite repeated efforts by numerous independent parties, as of this date the Company has been unable to serve Commerce Capital Group (of which Mr. Hughes is the only agent) and Mr. Hughes due to Mr. Hughes' evasive tactics and failure to up-date the statement registered agent for Commerce Capital Group. Upon advice of SEC and corporate counsel, in November 2001, the Board of Directors voided the 1,500,000 shares (15,000,000 shares prior to the 1 to 10 reverse split of January 31, 2002) issued illegally to Commerce Capital Group.

In March 2000, prior management offered for sale to qualified investors up to 87,000 shares (870,000 shares prior to the 1 to 10 reverse split of January 31, 2002) of our common stock, under a private placement, to qualified investors, pursuant to an exemption available under the Securities Act of 1933. Under this offering, 869,117 shares were issued at a price of $.68, generating gross proceeds of approximately $591,000, with commissions being paid of approximately $59,000. As part of that private placement, certain Florida shareholders have alleged that the Company granted registration rights and further committed to the registration of those shares no later than July 31, 2000. Our corporate and SEC counsel is unaware of any executed document(s) evidencing such rights and the alleging shareholders have not provided any such evidence in response to the Company's repeated requests. Moreover, a draft of a document for a private placement at approximately that same time included a clause requiring that all disputes be arbitrated in North Carolina. While these shareholders could assert claims for damages caused by the failure to register the shares at the originally agreed-upon date, given the absence of any evidence supporting management is confident that such claims cannot be substantiated in a court of law; and , further, that if such alleging shareholders elected to base their action on the unexecuted draft private placement memorandum, they would be compelled to arbitrate in North Carolina. Notwithstanding the unlikelihood of the success of any action in this matter against us, current management initiated correspondence with these shareholders in October 2001, in an effort to address their concerns and offered a settlement that management believed to be fair considering the circumstances. This offer expired on January 11, 2002. There has been no response to this offer as of the date of this filing. Management considers this matter closed.

Item 2. Changes in Securities

On September 30, 2001, there were 9,997,543 shares (99,975,430 shares prior to the 1 to 10 reverse split of January 31, 2002) of common stock issued. There are 100,000,000 shares authorized. Between October 1, 2001 and December 31, 2001, 380,0000 (3,800,000 shares prior to the 1 to 10 reverse split of January 31, 2002) were canceled and 380,000 (3,800,000 shares prior to the 1 to 10 reverse split of January 31, 2002) were issued as follows:

In July 2001, we issued 700,000 shares (7,000,000 shares prior the 1 to 10 reverse split of January 31, 2002) of the Company's common stock to various individuals as compensation for services in connection with management services, brokerage services and investor relations, under the explicit direction of Robert Evan (Van) Hughes, one of our large shareholders. Current management disputed the issuance of these shares based on a lack of consideration to the company, and recovered 350,000 shares (3,500,000 shares prior to the 1 to 10 reverse split of January 31, 2002):

On October 9, 2001, the proposed agreement between us and Mel
Jackson Financial & Tax Services was terminated. Although never consummated, 200,000 shares (2,000,000 shares prior to the 1 to 10 reverse split of January 31, 2002) had previously been issued to Mike Mattick at the improper direction of Robert Evan (Van) Hughes, which stock Mr. Mattick returned.

On October and November 2001, with the support and permission of Jerry Bailey and Michael Heilman, we canceled 150,000 shares (1,500,000 shares prior to the 1 to 10 reverse split of January 31, 2002) that were issued to Mr. Bailey and Mr. Heilman at the improper direction of Mr. Robert Evan (Van) Hughes in July 2001. Neither Mr. Bailey nor Mr. Heilman received such certificates and were not even aware that that these shares had been issued to them. The certificates were, in fact, delivered to Robert Evan
(Van) Hughes.

In October 2001, we entered into an Investors Relations Agreement with 21st Equity Partners LLC ("21st EP"), 15800 John J. Delaney Drive, Suite 325, Charlotte, NC 28277, 800-437-3551. It is our belief that 21st EP did not perform as agreed and the Company has requested the return of 250,000 shares (2.5 million shares prior to the 1 to 10 reverse split of January 31, 2002) issued to 21st EP. At this time, 21st EP has refused to comply with our return request.

On November 6, 2001, we placed a hold on 1,500,000 shares
(15,000,000 shares prior to the 1 to 10 reverse split of January 31, 2002) that were fraudulently issued to Commerce Capital Group. These shares were issued to Commerce Capital Group LLC. (CCG) on July 13, 2001 in violation of the Florida Business Corporation Act, Section 607.0621. Specifically, the Board has determined that the shares were issued to Commerce Capital Group LLC improperly and without a determination by the Board of appropriate consideration for such shares. The Board of Directors did not authorize the shares, and therefore, claims that these shares are null and void and subsequently provide no shareholder rights, including voting rights, to Commerce Capital Group LLC.

On November 27, 2001, we canceled 30,000 shares (300,000 shares prior to the 1 to 10 reverse split of January 31, 2002) returned to us by IBF Consulting in consideration for the forgiveness of a note owed by IBF Consulting to us, which we considered uncollectible in any event. This forgiveness was effected by Dale Chapman, a prior President of the Company.

On November 30, 2001, we entered into a Financial Consulting Agreement with Dynamic Capital for 30,000 shares (300,000 shares prior to the 1 to 10 reverse split of January 31, 2002) as compensation. Later, this agreement was canceled and the stock returned.

On December 1, 2001, we entered into a Consulting Agreement with Don
Golden for 100,000 shares (after the January 31, 2002, reverse split) due on April 1, 2002.

In January 2002, we retained National Financial Communications (www.nationalfc.com) (Needham, Ma.), specifically its subsidiary that focuses on over-the-counter stocks (www.otcfn.com) as its lead Investor Relations firm. NFC has a long and successful track record, with an excellent client roster. Their services include strategy, creative, web design, distribution and consultation. This agreement calls for payment of $5000 per month in the form of cash or stock at our discretion.

On December 7, 2001, stock options were issued to Ryan Bass and Michael Fox, each for 2,500 shares at $.16, and to Daniel McElwee for 1.000 shares at the same price, exercisable until December 6, 2003. These options are subject to their continued employment at the Club in Kansas City, Missouri through March 1, 2002.

On January 31, 2002, we effected a reverse stock split of 1 for 10 shares. See Item 4.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

On January 10, 2002, pursuant to a resolution of the Board of Directors, a majority of our shareholders eligible to vote approved a reverse stock split of 1 for 10 shares. This amendment for the 1 to 10 reverse split to the Articles of Incorporation of the Corporation, has been duly adopted in accordance with the provisions of the Florida Business Corporation Act. An Amendment to the Company's Articles of Incorporation has been filed with the State of Florida. In union with this reverse, we increased the authorized shares from 100,000,000 to 200,000,000 shares and created a preferred class of stock with 2,000,000 authorized shares. The date of adoption of this amendment by our shareholders is January 10, 2002, and became effective upon filing with the Secretary of State of Florida.

On January 31, 2002, the Company effected a 1 for 10 reverse split in that each ten (10) shares of previously authorized common stock of the corporation, par value $.0001 per share, issued and outstanding immediately prior to the time of the filing and recording of our Amended Articles of Incorporation (the "Amendment") with the Office of the Secretary of State of the State of Florida shall thereby and thereupon automatically be combined without any further action into one (1) validly issued, fully paid and non assessable share of common stock of the corporation, par value $.0001 per share. Each holder of record of a certificate for ten (10) or more shares of common stock of the corporation as of January 31, 2002 shall be entitled to receive, as soon as practicable, and upon surrender of such certificate, a certificate or certificates representing one
(1) share of common stock for each ten (10) shares of common stock represented by the certificate of such holder, with the next higher number of shares being issued in lieu of fractional shares. Further, every right, option and warrant to acquire one (1) share of common stock of the corporation, outstanding immediately prior to the time of filing and recording of this Amendment in the Office of the Secretary of State of the State of Florida, shall thereby and thereupon automatically be converted without any further action into the right to acquire one-tenth (1/10) of a share of common stock of the corporation, upon the terms of the right, option or warrant, except that the purchase price of the common stock, upon exercising the right, option or warrant, shall be proportionately increased. The corporation shall not issue fractional shares with respect to the combination or conversion. To the extent that a shareholder holds a number of shares of common stock immediately after the filing and recording of the Amendment that is not a whole number, such shareholder shall receive the additional fraction of a share to provide the shareholder a whole share. The number of shares the corporation shall have authority to issue is Two Hundred Two Million (202,000,000) shares. Of such shares, Two Hundred Million (200,000,000) shares, with a par value of $.0001, shall be common shares. Two Million (2,000,000) shares, with a par value of $.0001, shall be preferred shares. The voting powers, designations, preferences and relative participating optional and other rights, if any, and the qualifications, limitations or restrictions, if any, of the preferred stock in one or more series, shall be fixed by one or more resolutions providing for the issuance of such stock adopted by the corporation's Board of Directors in accordance with the provisions of the Florida Business Corporation Act.

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
                        Name:  Michael Heilman
                        Title: Executive VP, Secretary, Treasurer, Director


Date:  February 20, 2002