Form 10QSB
period 2002-03-31
GALA HOSPITALITY CORP
filed 2002-05-28
CIK 806030

------------------------
                               UNITED STATES          |OMB APPROVAL            |
                    SECURITIES AND EXCHANGE COMMISSION|------------------------|
                            Washington, D.C. 20549    |OMB Number:3235-0416    |
                                                      |------------------------|
                                FORM 10-QSB           |Expires: April 30,2003  |
                                                      |------------------------|
                                                      |Estimated average burden|
                                                      |hours per response: 32.0|
                                                       ------------------------

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                         For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                         For the transition period from ______ to ______.

                         Commission file number 0-17978

                          Gala Hospitality Corporation
       ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

             FLORIDA                                    59-2720096
---------------------------------------------- --------------------------------

(State or other jurisdiction of incorporation (IRS Employer Identification No.) or organization)

               1717 N. Bayshore Drive, Suite 321, Miami, FL 33132
          --------------------------------------------------------------
                    (Address of principal executive offices)

                                 (305) 530-0046
                ------------------------------------------------
                           (Issuer's telephone number)


---------------------- ---------------------------------------------------------
(Former name, former address and former fiscal year,if changed from last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,405,043 shares of common stock, par value $.0001 per share, were outstanding on May 20, 2002 subsequent to a reverse split of 1 to 10 effective January 31, 2002.

Transitional Small Business Disclosure Format (Check one): Yes[__]  No[__]

INDEX

PART I-FINANCIAL INFORMATION

Item 1-Consolidated Financial Statements (Unaudited)

         Consolidated Balance Sheet - March 31, 2002 (Unaudited)              1

         Consolidated Statements of Operations for the Nine Months
           ended March 31, 2002 and 2001 (Unaudited)                          2

         Consolidated Statements of Operations for the Three Months
           ended March 31, 2002 and 2001 (Unaudited)                          3

         Consolidated Statements of Cash Flows for the Nine Months
           ended March 31, 2002 and 2001 (Unaudited)                          4

         Notes to Consolidated Financial Statements (Unaudited)               5

Item 2-Management's Discussion and Analysis or Plan of Operation             11

PART II-OTHER INFORMATION
Item 1 -Legal Proceedings                                                    14
Item 2 -Changes in Securities                                                15
Item 3 -Defaults Upon Senior Securities                                      16
Item 4 -Submission of Matters to a Vote of Securities Holders                17
Item 5 -Other Information                                                    17
Item 6 -Exhibits and Reports on Form 8-K                                     17

PART I-FINANCIAL INFORMATION

Item 1-Consolidated Financial Statements (Unaudited)

                  GALA HOSPITALITY CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 March 31, 2002

                                     ASSETS
CURRENT ASSETS
  Inventory                                                        $    37,412
  Advances, non-interest bearing                                         2,161
  Prepaid expenses                                                       1,514
                                                                   -----------
    TOTAL CURRENT ASSETS                                                41,087
                                                                   -----------

PROPERTY AND EQUIPMENT, less accumulated depreciation of $97,651       556,375

OTHER ASSETS
  Goodwill                                                             500,000
  Security deposits                                                      1,838
                                                                   -----------
    TOTAL OTHER ASSETS                                                 501,838
                                                                   -----------

      TOTAL ASSETS                                                 $ 1,099,300
                                                                   ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank overdraft                                                   $     2,041
  Accounts payable                                                     321,586
  Credit cards payable                                                  38,857
  Accrued liabilities                                                   31,923
  Payroll tax liabilities, overdue                                     118,361
  Notes payable - banks                                                 52,861
  Notes payable - related parties                                      138,448
  Other payables to related parties                                     25,786
  Other current liabilities                                              5,585
                                                                   -----------
    TOTAL CURRENT LIABILITIES                                          735,448
                                                                   -----------

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value, 2,000,000 shares authorized;
    600,000 shares issued and outstanding                              600,000
  Common stock, $.0001 par value, 200,000,000 shares authorized;
    14,330,043 shares issued and outstanding                             1,433
  Additional paid-in capital                                         1,835,761
  Accumulated deficit                                             (  2,073,282)
  Treasury stock, at cost                                         (         60)
                                                                   -----------
    TOTAL STOCKHOLDERS' EQUITY                                         363,852
                                                                   -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 1,099,300
                                                                   ===========
See accompanying notes.
                                        1

GALA HOSPITALITY CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
                                            For the Nine Months Ended March 31,
                                                2002                    2001
                                                                    (Restated)
                                             ----------            ------------
SALES                                        $  302,088            $   531,730
                                             ----------            -----------
COSTS AND EXPENSES
  Cost of sales                                  62,094                141,677
  Bad debts                                       9,062                    667
  Consulting and professional fees              578,920                 26,761
  Depreciation and amortization                  41,682                 27,942
  General and administrative                     39,492                 53,662
  Insurance                                       5,411                 30,600
  Marketing and promotion                        40,305                 89,693
  Repairs and maintenance                        27,758                  7,985
  Salaries, benefits, and related taxes         104,021                198,761
  Property taxes, permits and licenses            8,980                  3,049
  Rent                                           30,032                 66,866
  Supplies                                         -                    17,493
  Travel and entertainment                       13,580                 28,235
  Telephone and utilities                        30,246                 27,027
  Other                                           9,178                   -
                                             ----------            -----------
    TOTAL COSTS AND EXPENSES                  1,000,761                720,418
                                             ----------            -----------
OTHER INCOME (EXPENSE)
  Interest expense                          (    11,331)             (   3,353)
  Other income                                    1,090                   -
  Loss on disposition of equipment                 -                 (   1,078)
  Impairment of goodwill                    (   128,951)                  -
                                             ----------            -----------
    TOTAL OTHER INCOME (EXPENSE)            (   139,192)             (   4,431)
                                             ----------            -----------

LOSS FROM CONTINUING OPERATIONS,
  LESS INCOME TAX BENEFIT                    (   837,865)            ( 193,119)
                                             ----------            -----------
INCOME TAXES
  Provision for income taxes                      -                       -
  Income tax benefit of net
    operating loss                                -                       -
                                             ----------            -----------
    NET INCOME TAXES                              -                        -
                                             ----------            -----------
LOSS FROM CONTINUING OPERATIONS,
   LESS INCOME TAX BENEFIT                  (   837,865)              (193,119)

DISCONTINUED OPERATIONS
  Reduction of debt                             417,501                   -
  Impairment loss on valuation of
    territorial license                     (   750,000)                  -
                                             ----------            -----------

LOSS FROM DISCONTINUED OPERATIONS,
   LESS INCOME TAX BENEFIT                  (   332,499)                  -
                                             ----------            -----------

NET LOSS                                    ($1,170,364)          ($   193,119)
                                             ==========            ===========

NET LOSS PER COMMON SHARE,
  basic and diluted, giving
  retroactive effect to the 1-for-10
  reverse split effective
  February 1, 2002                          ($      .14)          ($       .02)
                                             ==========            ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Basic and diluted                           8,618,191              7,727,776
                                             ==========            ===========
See accompanying notes.

GALA HOSPITALITY CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
                                               For the Three Months March 31,
                                                2002                    2001
                                                                    (Restated)
                                             ----------            -----------
SALES                                        $   74,752            $   166,188
                                             ----------            -----------
COSTS AND EXPENSES
  Cost of sales                                  12,428                 44,416
  Consulting and professional fees              164,336                  6,977
  Depreciation and amortization                  13,798                  9,500
  General and administrative                     17,616                 25,970
  Insurance                                         180                 14,817
  Marketing and promotion                        11,475                 23,921
  Salaries, benefits and related taxes             -                    63,195
  Property taxes, permits and licenses              370                  3,049
  Rent                                            1,209                 19,636
  Telephone and utilities                        10,593                 10,570
  Travel and entertainment                        5,266                  2,960
                                             ----------            -----------
    TOTAL COSTS AND EXPENSES                    237,271                225,011
                                             ----------            -----------
OTHER (EXPENSE)
  Interest expense                                -               (      1,128)
                                             ----------            -----------
    TOTAL OTHER (EXPENSE)                         -               (      1,128)
                                             ----------            -----------
LOSS FROM CONTINUING OPERATIONS,
  LESS   INCOME TAX BENEFIT                 (   162,519)          (     59,951)
                                             ----------            -----------
INCOME TAXES
  Provision for income taxes                      5,877                   -
  Income tax benefit of net
    operating loss                          (     5,877)                  -
                                             ----------            -----------
    NET INCOME TAXES                               -                      -
                                             ----------            -----------
LOSS FROM CONTINUING OPERATIONS,
  LESS INCOME TAX BENEFIT                   (   162,519)          (     59,951)

DISCONTINUED OPERATIONS
  Reduction of debt                             201,702                   -
                                             ----------            -----------
INCOME FROM DISCONTINUED OPERATIONS,
  LESS INCOME TAXES                             201,702                   -
                                             ----------            -----------

NET INCOME (LOSS)                            $   39,183           (    $59,951)
                                             ==========            ===========

NET LOSS PER COMMON SHARE,
  basic and diluted, giving
  retroactive effect to the 1-for-10
  reverse split effective
  February 1, 2002                           $      .00           (   $    .01)
                                             ==========            ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Basic and diluted                           9,471,626              7,797,543
                                             ==========            ===========
See accompanying notes.

GALA HOSPITALITY CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                  Nine Months Ended March 31,
                                                2002                   2001
                                                                    (Restated)
                                             ----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                   ($1,170,364)          ($   193,119)
 Adjustments to reconcile net loss
   to net cash provided (used)
   by operating activities:
     Common stock issued for services           510,340                   -
     Depreciation                                41,682                 27,942
     Impairment loss on impairment of
       goodwill                                 128,951                   -
     Common stock issued for territorial rights 750,000                   -
     Gain on extinguishment of debt         (   417,501)                  -
     Excess of liabilities assumed over assets
       purchased in share exchange          (   119,585)          (    500,188)

(Increase) decrease in assets:
      Inventories                           (    31,943)                 7,358
      Prepaid expenses                            1,579           (     72,094)
      Security deposits                             170           (        995)
      Proceeds from sales of trading securities    -                   294,888
      Other assets                                                (      8,403)

Increase (decrease) in liabilities:
      Bank overdraft                              2,041                 17,433
      Accounts payable                          137,364                136,379
      Credit cards payable                  (     3,726)          (      2,784)
      Accrued payroll and delinquent payroll
        taxes                                     6,004                 48,711
      Decrease in margin loan to purchase
        trading securities)                                       (     98,094)
      Accrued liabilities                         8,504                 69,810
      Deferred income                       (     2,256)          (      1,143)
                                             ----------            -----------
Net cash used by operating activities       (   158,740)          (    274,299)
                                             ----------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Contribution to capital                       100,000                   -
  Proceeds from note payable                                            52,861
  Proceeds from loans from related parties       57,987                   -
  Payments to related parties                      -              (     77,550)
  Advances from officer                            -                   333,381
  Advances to related parties                      -              (     90,446)
  Notes receivable to consultant                                  (      5,625)
                                             ----------            -----------
Net cash provided by financing activities       157,987                212,621
                                             ----------            -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment        (    35,050)          (     19,287)
  Advances to employees and
    other receivables, net                        8,326           (      1,225)
                                             ----------            -----------
Net cash used in investing activities       (    26,724)          (     20,512)
                                             ----------            -----------
NET DECREASE IN CASH AND EQUIVALENTS        (    27,477)          (     82,190)

CASH AND EQUIVALENTS - BEGINNING                 27,477                 82,364
                                             ----------            -----------
CASH AND EQUIVALENTS - ENDING                $     -               $       174
                                             ==========            ===========
SUPPLEMENTAL DISCLOSURES:
    Interest received                        $      181            $       510
    Interest paid                            $   11,331            $     3,353
    Income taxes paid                        $     -               $      -

SUPPLEMENTAL DISCLOSURES OF NON-CASH
TRANSACTIONS:
    Common stock issued for services         $  510,340            $      -
    Common stock issued for software license
      additional territories                 $  750,000            $      -
                                             ==========            ===========
See accompanying notes.

GALA HOSPITALITY CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) MARCH 31, 2002 AND 2001

NOTE 1.   GENERAL

The accompanying unaudited consolidated financial statements include the accounts of Gala Hospitality Corporation (referred to as the "Company" or "Gala" or in the first person notations "we", "us" and "our") and our wholly-owned subsidiary (Gala Entertainment, Inc. and its wholly-owned subsidiary Hospitality Adventures, Ltd.). These financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB of Regulation SB established by the U.S. Securities and Exchange Commission. These financial statements have not been audited by independent public accountants. In the opinion of our management, we have made all adjustments necessary for a fair presentation of the results of the interim periods, and such adjustments consist of only normal recurring adjustments. The results of operations for these interim periods are not necessarily indicative of results of operations for a full year.

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

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted in accordance with the requirements of the U.S. Securities and Exchange Commission. We believe the disclosures included in these accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the financial statements and related footnotes included in our Form 10-KSB for the fiscal year ended June 30, 2001, Form 10-QSB for quarters ended September 30, 2001 and December 31, 2001, Form 8-K/A filed January 10, 2002, 8-K and DEF 14C for stock split, and S-8 registrations (March 5, 2002 and May 16, 2002).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS ACTIVITY

OPERATING HISTORY Gala Hospitality Corporation was incorporated in Florida in August 1986, as Triumph Capital, Inc. (Triumph). Triumph was originally engaged in the stock transfer business. In 1992, Triumph changed its name to IRT Industries, Inc. (IRT) as part of a reorganization in which it exchanged 2,900,000 of its common stock for all of the issued and outstanding shares of IRT Industries, Inc., a company incorporated in California on December 13, 1990, pursuing environmental business opportunities. Triumph then merged into IRT and reincorporated in the State of Florida. By the end of the fiscal year ended June 30, 1996, IRT had discontinued most of its prior business activities. In March 1996, the management of IRT changed as a result of the sale of a majority of its outstanding shares of common stock. Under its new management, IRT sought international casino acquisition opportunities throughout Latin America.

During the fiscal year ended June 30, 1996, IRT acquired a casino interest and licenses in San Jose, Costa Rica, including a facility leased by a recently formed wholly-owned subsidiary, Juegos Ruro, S.A. Additionally, IRT acquired, by agreements in September 1996, another operating casino, the Casino Bahia Ballena, located in a "Five Star" beach hotel on the west coast of Costa Rica, through its wholly-owned subsidiaries Casino Bahia Ballena, S.A. and Inmobiliaria la J Tres S.R.L., both of which were sold in April 1998.

In April 1998, IRT decided to discontinue its entire casino operations and in February 1999, sold Juegos Ruro, S.A., its last casino operation.

In 1999, there was again a change in control, and on August 2, 1999, prior management consummated a licensing arrangement (the "License") with Commerce Capital Group, L.L.C., a South Carolina limited liability company ("CCG") to market and sell CCG's proprietary "Personal Estate Plan (tm)" (the "PEP")(tm), which was intended to allow professionals and individual users to conduct estate planning and financial planning through use of the Internet.

On January 25, 2000, we changed our name to Xpedian, Inc. We also changed the name because of an exchange of a majority of our common stock. The new management then changed our focus to domestic opportunities in the Internet area and other business areas.

On September 25, 2001, we completed a share exchange agreement with Gala Entertainment, Inc., a Florida corporation. As a result of this share exchange, we acquired a subsidiary with employees who have a significant amount of experience in the adult entertainment industry. All matters of the share exchange agreement were approved by our Board of Directors.

As of September 30, 2001, more than two years after entering into the License, none of the products or software technology included within the License Agreement with Commerce Capital Group, L.L.C. had been delivered or shown to be functional. Current management believed that the financial planning software licensed from Commerce Capital Group L.L.C. would neither be delivered nor perform in the foreseeable future in a manner that will benefit us. Therefore, we decided to discontinue our efforts in this marketplace.

In September 2001, subsequent to the Share Exchange Agreement described below, our Directors voted to change our name to Gala Hospitality Corporation. We believe our name change to Gala Hospitality Corporation better reflects our pursuit of business opportunities in the entertainment market.

BUSINESS - Our business is acquiring existing and profitable businesses in exchange for Gala stock and cash. Gala is also undertaking startups and turnarounds where the financial risks are at a minimum with attractive financial returns. These acquisitions, startups and turnarounds represent current (or future) high cash flow, independently managed and operated, high net margin businesses that seek the unity of a parent corporation that offers the liquidity of its publicly traded stock. These businesses are in the adult entertainment field, including not only adult night clubs and super night clubs, but also complementary businesses in publishing, modeling agencies, apparel and adult novelties, photography and video distribution.

Our business model is similar to other roll-ups which aggregate independently owned and profitable businesses, take advantage of newly created economies of scale, and maximize shareholder value through a public vehicle.

Gala Hospitality Corporation has completed negotiation to launch Gala Hospitality of Canada (Gala Canada). The model of this business is to follow that of Gala Hospitality Corporation. Gala Canada will commence business in the Greater Toronto Area. Gala Canada will bring one more idea to our model, i.e., to start-up or roll-up Super Night Clubs, the equivalent of a "disco" in the United States, throughout Canada. The major "hubs" in Canada are Toronto, Vancouver, Calgary, Montreal and Winnipeg. The collective populations for these areas is greater than 12 million people.

Under the leadership of Troy Hogg, Gala Canada is completing its first acquisition, Decadence. It will move Decadence to a new location near the Greater Toronto Airport. Mr. Hogg is currently laying the groundwork for a super night club in Toronto's Entertainment District.

Gala Production (future) is yet another profit center for Gala Hospitality. This division will provide the technology to support Gala's entry into the Pay Per View markets of cable and Internet. To start this division, Gala is conducting acquisition discussion with a photographic and video production company in Florida.

The first adult club acquisition in the United States was The Clubhouse in Kansas City, Missouri, acquired in September 2001. Effective March 1, 2002, we entered into a management contract with Tony Wright for complete management of The Clubhouse. Soon after commencement of this management contract we changed the name of the club to "Satin Dolls." We also signed a Letter of Intent to acquire "Bada Bing," an adult nightclub in Lawrence, Kansas, also operated by Mr. Wright.

RECLASSIFICATIONS AND RESTATEMENTS

Amounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation of the current period financial statements. Additionally, retroactive effect has been given to reverse merger for purposes of comparative financial statement presentation.


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

NOTE 3. BUSINESS COMBINATION

On September 25, 2001, we entered into a Share Exchange Agreement to acquire, pursuant to the Florida corporations statutes. The exchange provided that:

1. The shareholders of the acquired Company exchanged 100% of their issued and outstanding shares of their company for 4,080,000 shares (40,800,000 shares prior to the 1 to 10 reverse split of January 31, 2002) of our Company's common stock.

2. Our Company was the surviving corporation with the acquired company being our subsidiary.

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

In July 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations" and Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets". SFAS 141 requires that all business combinations be accounted for using the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 141 is effective for all business combinations initiated after June 30, 2001, and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001.

The standard further requires that the reporting entity, pursuant to a business combination, be determined based on certain criteria, including relative voting rights, composition of the governing body of the combined entity, and the composition of senior management. According to those criteria, the financial statements have been presented based on the acquired company being the reporting entity. For accounting purposes, the business combination has resulted in a recapitalization of the acquired company. The historical financial statements prior to September 25, 2001, are those of the acquired company and its wholly-owned subsidiary.

At the date of the business combination, we valued our Company in the aggregate at $648,000, using the average market price of our freely-tradable common stock held by non-affiliates over the two-day period before and after the terms of the acquisition were agreed to and announced.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

At September 25, 2001

CURRENT ASSETS..................................   $  30,344
PROPERTY AND EQUIPMENT .........................     562,458
GOODWILL........................................     628,951
                                                   ---------
TOTAL ASSETS ACQUIRED...........................   1,221,753

CURRENT LIABILITIES ASSUMED.....................    (573,753)
                                                   ---------
TOTAL ASSETS ACQUIRED...........................   $ 648,000
                                                   =========

The Share Exchange Agreement also included events that gave the acquired company the option, but not the obligation, to rescind the exchange. These events were generally related to funding of the Company by defined dates. Such events were promised by certain shareholders and have not occurred in accordance with the agreement. While these existing events give rise to the rescission rights, the acquired company has not elected to rescind the transaction and has expressed its strong desire and intent to work with us and our shareholders in obtaining the required funding and in addressing issues relating to the our debts and litigation matters for the benefit of our Company and its shareholders.

SFAS 142 requires that ratable amortization of goodwill be replaced with periodic test of the goodwill impairment and that intangible assets other than goodwill and other indefinite lived intangible assets, be amortized over their useful lives. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001, however, early applications are permitted for entities with fiscal years beginning after March 15, 2001. We have elected to apply the statement early and as a result have reflected an impairment loss of $128,951 in the measurement of the fair value of the goodwill purchased.

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

NOTE 5. MANAGEMENT CHANGES

In September 2001, Clyde Aycock resigned as President and accepted a position with us as Vice President. Mr. Aycock remained as a Director. Jeffrey
Stoller, Michael Heilman and Don Golden were elected to the Board of Directors. Subsequently, the Board of Directors appointed Jeffrey Stoller President and Chief Operating Officer, and Michael Heilman Executive Vice President and Secretary.

Effective December 1, 2001, Jerald H. Bailey joined our Company as Vice President. Mr. Bailey's focus was working with Mr. Stoller to identify and promote appropriate acquisition targets within the adult entertainment field, as well as to develop and produce special projects including a pay-per-view cable special proposed to our Company and contracted personally by a principal shareholder, Mr. Robert Evan (Van) Hughes. Time-Warner had contracted to broadcast the pay-per-view special. (The special was not produced at that time because Mr. Robert Evan (Van) Hughes was in default of his agreement and failed to perform as he had promised in a written contract. It has been determined that Mr. Bailey was unable to offer productive benefits to our Company and an equitable separation is being arranged.

Effective February 14, 2002, Clyde Aycock resigned as both Vice President and Director of Gala Hospitality Corporation.

NOTE 6. STOCKHOLDERS' EQUITY

In July 2001, the Company issued 1,500,000 shares (15,000,000 shares prior to the 1 for 10 reverse split of January 31, 2002) of its common stock to Commerce Capital Group, LLC under the explicit direction of a principal shareholder, Mr. Robert Evan (Van) Hughes, for additional territory rights pursuant to the software license. There was no Board of Directors resolution for this issuance. We have since changed our focus and have abandoned the License Agreement. Current management disputes the issuance of these shares and all other previously issued shares to Commerce Capital Group for non-deliverance of the Internet and financial software per the License Agreement as well as failure to obtain proper Board of Directors authorization for the issuance of the specifically mentioned 1,500,000 shares (15,000,000 shares prior to the 1 to 10 reverse split of January 31, 2002) issued in July 2001. Upon advice of corporate and SEC counsel, in November 2001, the Board of Directors voided the 1,500,000 shares (15,000,000 shares prior to the 1 to 10 reverse split of January 31, 2002) issued illegally to Commerce Capital Group.

In October 2001, the Company initiated litigation against Commerce Capital Group L.L.C. and its managing partner, Mr. Robert Evan (Van) Hughes, as well as several other ancillary entities alleging breach of contract and fraud, and requesting rescission, injunctive relief and declaratory relief against Commerce Capital Group L.L.C., Mr. Hughes and the other defendants. The case has been filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, case number CIV-# 01-016931. Despite repeated efforts by numerous independent parties, as of this date the Company has been unable to serve Commerce Capital Group L.L.C. (of which Mr. Hughes is the only agent) and Mr. Hughes due to Mr. Hughes' evasive tactics and failure to up-date the statement of registered agent for Commerce Capital Group L.L.C.. We are seeking other means to serve Commerce Capital Group.

In July 2001, we issued 700,000 shares (7,000,000 shares prior to the 1 for 10 reverse split of January 31, 2002) of our common stock to various individuals as compensation for services in connection with management services, brokerage services and investor relations, under the explicit direction of Mr. Robert Evan
(Van) Hughes. Current management disputes the issuance of these shares based on a lack of consideration to the Company, and we have already recovered 350,000 shares (3,500,000 shares prior to the 1 for 10 reverse split of January 31, 2002). Current management has verified that 120,000 shares (1,200,000 shares prior to the 1 for 10 reverse split of January 31, 2002) were issued properly. The balance of 230,000 shares (2,300,000 shares prior to the 1 for 10 reverse split of January 31, 2002) issued to Patrick Davis, Glenn Evans, Sumner Strout and John Williams are currently under investigation.

In July 2001, we issued 40,000 shares (400,000 shares prior to the 1 for 10 reverse split of January 31, 2002) of our common stock to three directors of the Company for their past services.

In October 2001, we entered into an Investors Relations Agreement with 21st Equity Partners LLC ("21st EP"), 15800 John J. Delaney Drive, Suite 325, Charlotte, NC 28277, 800-437-3551. Our management believes that 21st EP did not perform as agreed and we have requested the return of 250,000 shares (2.5 million shares prior to the 1 for 10 reverse split of January 31, 2002) issued to 21st EP. At this time, 21st EP has refused to comply with our return request.

On January 31, 2002, we effected a 1 for 10 reverse split in that each ten (10) shares of previously authorized common stock of the corporation, par value $.0001 per share, issued and outstanding immediately prior to the time of the filing and recording of our Amended Articles of Incorporation (the "Amendment") with the Office of the Secretary of State of the State of Florida shall automatically be combined without any further action into one (1) validly issued, fully paid and non assessable share of common stock of the corporation, par value $.0001 per share. Each holder of record of a certificate for ten (10) or more shares of our common stock at a January 31, 2002, was entitled to receive, as soon as practicable, and upon surrender of their certificate, a certificate or certificates representing one (1) share of common stock for each ten (10) shares of common stock represented by their certificate, with the next higher number of shares being issued in lieu of fractional shares. Further, every right, option and warrant to acquire one (1) share of our common stock, outstanding immediately prior to the time of filing and recording of this Amendment in the Office of the Secretary of State of the State of Florida, was automatically converted without any further action into the right to acquire one-tenth (1/10) of a share of our common stock, upon the terms of the right, option or warrant, except that the purchase price of the common stock, upon exercising the right, option or warrant, shall be proportionately increased. We will not issue fractional shares with respect to the combination or conversion. To the extent that a shareholder holds a number of shares of common stock immediately after the filing and recording of the Amendment that is not a whole number, that shareholder shall receive the additional fraction of a share to provide the shareholder a whole share. The number of shares we shall have authority to issue is Two Hundred Two Million (202,000,000) shares. Of such shares, Two Hundred Million (200,000,000) shares, with a par value of $.0001, shall be common shares. Two Million (2,000,000) shares, with a par value of $.0001, shall be preferred shares. The voting powers, designations, preferences and relative participating optional and other rights, if any, and the qualifications, limitations or restrictions, if any, of the preferred stock in one or more series, shall be fixed by one or more resolutions providing for the issuance of such stock adopted by our Board of Directors in accordance with the provisions of the Florida Business Corporation Act.

This Amendment for the 1 for 10 reverse split to the Articles of Incorporation of the Corporation, was duly adopted in accordance with the provisions of the Florida Business Corporation Act. A majority of the shares entitled to vote executed a Statement of Consent to Action by the Shareholders of the Company in accordance with the provisions of the Florida Business Corporation Act. The date of adoption of this amendment by our shareholders is January 10, 2002, and became effective upon filing with the Secretary of State of Florida.

On March 1, 2002, Jerald Bailey was issued 110,000 S-8 shares in lieu of salary for the months of December 2001 and January 2002 and for facilitating the Share Exchange Agreement. An additional 27,500 S-8 shares were issued to Mr. Bailey in lieu of travel expenses he incurred on our behalf and an employment signing bonus.

On March 1, 2002, for consulting services rendered, 15,000 S-8 shares were issued to John Ippolito, 20,000 S-8 shares were issued to Frederick Offermann, and 20,000 S-8 shares to Jack Gebhardt. Mr. Gebhardt was issued another 180,000 non-registered shares on March 27, 2002.

On March 5, 2002, we set aside 4,800,000 S-8 shares for the purpose of compensating our officers and directors and to compensate individuals for services rendered.

On March 5, 2002, we issued 1,200,000 S-8 shares each to Jeffrey Stoller and Michael Heilman in lieu of compensation and benefits for the months of October 2001 through and including March 2002.

On March 25, 2002, we signed a Consulting Service Agreement with David W. Keaveney and Jason M. Genet both located at 3550 N. Central Avenue, Suite 1000, Phoenix, AZ 85012 (Telephone: 877-275-6885). Our management believes that Keaveney and Genet did not perform as agreed and we have requested the return of 600,000 shares issued to Keaveney (300,000 shares) and Genet (300,000 shares). At this time, Keaveney and Genet have refused to comply with our return request.

On April 4, 2002, we issued 2,000,000 non-registered shares to Michael Heilman for his $100,000 equity investment in Gala. These shares were issued in compliance with our business plan.

On April 4, 2002, we issued 200,000 non-registered shares each to Jeffrey Stoller and Michael Heilman in lieu of compensation and benefits for the month of April 2002. On April 4, 2002, we issued 200,000 non-registered shares to Joan Heilman in lieu of compensation and benefits for the months of October 2001 through April 2002 and for interest on $25,000 loan to the Gala.

On April 15 and 26, 2002, we issued 500,000 S-8 shares and 1,575,000 S-8 shares respectively to Don Shaxon for consulting services for the launch and support of Gala Canada over the next two years.

On May 16, 2002, we set aside 6.0 million shares (6,000,000) for continued corporate consulting and legal services and as compensation to officers and directors. Gala has previously entered, and will enter, into agreements with officers, directors, third party consultants and attorneys for the issuance of our common stock in exchange for services these individuals provided. In consideration for increasing the scope of the continuing services rendered and to be rendered to us until such time as we generate sufficient cash flow from operations, and in order to compensate our consultants and attorneys, we prepared this Form S-8 registration statement to provide for the issuance of shares.

NOTE 7. COMMITMENTS AND CONTINGENCIES

INVESTOR RELATIONS We are committed to a consistent and on-going program of investor relations to adequately communicate our objectives and our achievements to the investment community. To that end, in January 2002, we retained National Financial Communications (www.nationalfc.com) (Needham, Ma.), specifically its subsidiary that focuses on Over-the-Counter stocks (www.otcfn.com), as our lead Investor Relations firm. NFC has a long and successful track record, with an excellent client roster. Their services include strategy, creative web design, distribution and consultation. This agreement provided for payment of $5,000 per month in the form of cash or stock, at our management's discretion. Management did not believe that the company was receiving the proper benefits from this relationship and thus terminated the agreement.

OFFICE FACILITIES We closed our executive offices located in Charlotte, North Carolina. Our two year operating lease expired on September 30, 2001, and was not renewed. Rent expense for the nine months ending March 31, 2001, was $1,980.

Currently, we operate in temporary office space for which we pay no rent in Miami, Florida; Severna Park, Maryland; and Toronto, Canada.

We lease our subsidiaries' facilities for Satin Dolls, Kansas City, MO, under a five-year operating lease expiring September 2004, from a company which was previously affiliated through common ownership, at rental rates that management believes are comparable to those obtainable from other unrelated parties. The lease provides for monthly payments of $6,150 plus maintenance, insurance, and property taxes. The lease contains four renewal option periods. Rent expense under this lease totaled $55,350 for the nine months ended March 31, 2002. As part of the Share Exchange Agreement on September 26, 2001, the lessor is no longer an affiliate of our Company.

REGISTRATION RIGHTS As part of a private placement completed in February 2000, certain Florida shareholders have alleged that the Company granted registration rights and further committed to the registration of those shares no later than July 31, 2000. The Company's corporate and SEC counsel is unaware of any executed document(s) evidencing such rights and the alleging shareholders have not provided any such evidence in response to our repeated requests. In addition, a draft of a document for a private placement at approximately that same time included a clause requiring that all disputes be arbitrated in North Carolina. While these shareholders could assert claims for damages caused by the failure to register the shares at the originally agreed-upon date, given the absence of any evidence supporting such allegations, management is confident that such claims cannot be substantiated in a court of law; and, further, that if such alleging shareholders elected to base their action on the unexecuted draft private placement memorandum, they would be compelled to arbitrate in North Carolina. Current management initiated correspondence with these shareholders in October 2001, in an effort to address their concerns and offered a settlement that management believed to be fair considering the circumstances. There was no response to this offer. Management considers this matter closed.

NOTE 8. GOING CONCERN AND MANAGEMENT'S PLANS

The financial statements for the periods ended March 31, 2002, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have suffered recurring losses. This factor raises doubt about our ability to continue as a going concern without achieving profitable operations or an infusion of capital or additional financing. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Management recognizes that our Company must generate additional resources in order to continue. Management's plans will focus in future acquisitions that are intended to represent high cash flow, independently managed and operated, high net margin businesses which will include our new focus of the entertainment industry. Management will also consider startup and turnaround businesses in our industry based upon solid financial projections and minimal risk. Management will also focus on expanding the corporate core businesses that will support the total corporate structure and that will be revenue producing.

Management has initiated several phases of financing: (1) immediate funding of $250,000 raised in the private sale to a limited number of investors of common stock (at the price of $.05 per share) made available after its 1 for 10 reverse split of January 31, 2002; and, (2) subsequent funding of $5,000,000. Of Phase
(1), $100,000 has been raised to date for which 2,000,000 unregistered shares were issued to Michael Heilman. Mr. Heilman has also loaned our Company approximately $25,000.

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

PLAN OF OPERATION

NEED FOR FINANCING We cannot currently satisfy our cash requirements through our operations and we will have to raise additional funds in the next twelve months.

We will have to raise these funds in order to facilitate our new business strategy, and to fund our developmental and working capital needs. In addition, as we experience rapid growth, we will require additional funds to expand our operations, to enlarge our organization and to increase our personnel. Our current business plan requires that we raise $5.25 million.

Management has initiated two phases in securing this capital:

1. Immediate funding of $250,000 raised in the private sale to a limited number of people of common stock (at the price of $.05 and $.10 per share) made available after its 1 to 10 reverse split of January 31, 2002; and,

2.  Subsequent funding of $5,000,000.

For Phase 1, we have already received $100,000. There can be no assurance that we will be able to obtain the balance of our financing on favorable terms or that additional financing will be available, if at all. If adequate funds are not available or are not available on favorable terms, we may not be able to support our developmental and day-to-day corporate activities. Our inability to obtain financing could have a material adverse effect on our business, financial condition or results of operations and could require us to materially reduce, suspend or cease operations.

BUSINESS DEVELOPMENT

We continue to research and develop business opportunities, including the launch of Gala Hospitality of Canada (Gala Canada). Gala Canada will commence business in the Greater Toronto Area. Gala Canada will bring one more idea to this model, i.e., to start-up or roll-up Super Night Clubs throughout Canada. The major "hubs" in Canada are Toronto, Vancouver, Calgary, Montreal and Winnipeg. The collective populations for these areas is greater than 12 million people. Under the leadership of Troy Hogg, Gala Canada is completing its first acquisition, Decadence. Decadence will move to a new location near the Greater Toronto Airport. In addition, Mr. Hogg is currently laying the groundwork for a super night club in Toronto's Entertainment District.

Gala Production (future) is yet another profit center for Gala Hospitality. This division will provide the technology to support Gala's entry into the Pay Per View markets of cable and Internet. To start this division, Gala is conducting acquisition discussions with a photographic and video production company in Florida.

Effective March 1, 2002, we entered into a management contract with Tony Wright for complete management of our Kansas Missouri operation, The Clubhouse. Soon after commencement of such management contract we changed the name of the club to "Satin Dolls." We also signed a Letter of Intent to acquire "Bada Bing," an adult nightclub in Lawrence, Kansas, also operated by Mr. Wright.

We are in the process of developing the necessary marketing program for our new business. This is taking shape in two efforts:

1. To present our acquisition opportunity to prospective club owners, and;
2. To present our new investment opportunity to our present shareholders, prospective new investors and the brokerage community.

As noted above, this marketing program is producing.

EMPLOYEES As a result of the above, we expect significant changes in the number of employees, but at this point we are not able to accurately forecast that number. We currently have three executives employed:

1.  Jeffrey Stoller
2.  Michael Heilman
3.  Troy Hogg

Our operating subsidiary, Satin Dolls (formerly named The Clubhouse), in
Kansas City, Missouri, employs approximately fifty independent contractors, which include the entertainers, under its management contract with Tony Wright.

COMPETITION Competition with us can occur on three levels:

Between one of our club's and another company's club within a marketplace. Between Gala and another firm to acquire the same specific club.
Between Gala and another firm to attract the same investor.

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

With respect to the second and third levels of competition, there are approximately 2500 adult nightclubs in the United States, including numerous chains of 3 or more clubs. However, to the best of our knowledge, there are no other firms at this time attempting our plan of acquiring existing profitable adult clubs and complementary businesses through a public vehicle for stock of that vehicle.

There are at least two public companies (other than Gala Hospitality Corporation) in the U.S. Presently engaged in the adult nightclub business:
Rick's Cabaret and Boystoys.com. Internet Advisory Corporation has made an announcement of a possible acquisition of Scores in New York City.

We also know of at least two private chains that are actively soliciting acquisitions. In addition to not being public companies and not being competitors for investors, these firms are also pursuing very different strategies than is Gala Hospitality Corporation. Neither firm has indicated a desire to be public; and they have historically acquired clubs in a turn-around situation which they can manage back to profitability. At this time, neither firm is a competitor for the same clubs or for investors.

PROPERTY Currently, we are not leasing any office for the Company's executives. We closed our executive offices located in Charlotte, North Carolina. Our two year operating lease expired on September 30, 2001, and was not renewed.Currently, we operate in temporary office space for which we pay no rent in Miami, Florida; Severna Park, Maryland; and Toronto, Canada.

We lease our subsidiaries' facilities for Satin Dolls, Kansas City, MO, under a five-year operating lease expiring September 2004, from a company which was previously affiliated through common ownership, at rental rates that management believes are comparable to those obtainable from other unrelated parties. The lease provides for monthly payments plus maintenance, insurance, and property taxes. The lease contains four renewal option periods.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

UNCERTAINTIES In general, the recession of last year and the September 11, 2001, terrorist attacks have negatively impacted the entire United States economy and like many businesses our business, profitability and liquidity were affected also.

LIQUIDITY As of March 31, 2002, we had a bank overdraft as compared with $174 at March 31, 2001. For working capital, we received a loan from a shareholder that we are drawing against as needed until the funding is completed. We had a deficit in working capital of $694,362 at March 31, 2002. Given that our business plan calls for growth through acquisitions, we would not anticipate that dividends would be declared and issued during the next two fiscal years.

CAPITAL EXPENDITURES We currently have no material commitments for capital expenditures.

TRENDS Since March 1, 2002, the trend indicates an improvement in the entertainment marketplace and in our prospects for funding and acquisitions.

INCOME ITEMS Elements of income or loss that do not arise from our continuing operations resulted from three basic items:

The provisions of SFAS 142 were effective for fiscal years beginning after December 15, 2001, however, early applications were permitted for entities with fiscal years beginning after March 15, 2001. We have elected to apply the statement early and as a result have reflected an impairment loss of $128,951 in the measurement of the fair value of the goodwill purchased.

We had an impairment loss on the valuation of a territorial software license in the amount of $750,000.

On the other hand, we realized a reduction of debt owed in the amount of $417,501.

MATERIAL CHANGES From period to period, material changes in one or more line items of our financial statements are explained as follows:

BALANCE SHEETS

Accounts payable increased to $321,586 or 43% as compared to March 31, 2001. We have been able to negotiate some of our payables as evident in the reduction of debt owed. We are managing our expenses as to decrease our accounts payable.

Payroll taxes payable increased from $81,423 to $118,361 or 31%. Management is working on increasing cash flows from operations to generate monies to pay down this liability. We are no longer paying wages. We have a management contract for the club, which includes the management company's responsibility to provide and pay for the labor.

RESULTS OF OPERATIONS For the nine months and three months ended and March 31, 2002 compared to the nine and three months ended March 31, 2001:

Revenues decreased by 43% to $302,088 for the nine months ending March 31, 2002, from $531,730 for the same period ending March 31, 2001. The decrease in revenue was related to the economic recession and from the tragedy of September 11th. Revenues decreased by 55% to $74,752 for the three months ending March 31, 2002, from $166,188 for the same period ending March 31, 2001. The decrease was due to partial closing in February of our only acquisition for renovations. This proved to be beneficial for the future in that revenues have been increasing since March 1, 2002, as a result of these renovations and our new management contract.

Net income decreased by $977,245 for the nine months ended March 31, 2002 as compared to March 31, 2001, because of the loss caused by the impairment loss of $750,000 of the territorial license acquired from CCG. Net income increased by $99,134 for the three months ended March 31, 2002 as compared to March 31, 2001, because of the reduction of debt of approximately $201,702, which management either negotiated down or determined was booked improperly.

Net loss per share (basic and diluted) increased to $0.14 per share during the nine months ended March 31, 2002, as compared to a loss of $.02 per share during the nine months ended March 31, 2001. Both numbers were adjusted for the 1-for-10 reverse split on January 31, 2002. The loss is caused by the impairment loss of $750,000 of the territorial license acquired from CCG. During new management's first six months of operation, we experienced earnings per share of $.01 (basic and diluted) for the three months ending December 31, 2001 and $.004 per share for its second three months of operation ending March 31, 2002 of $.004 per share.

STATEMENTS OF CASH FLOWS

Common stock issued for services increased significantly because we have had to compensate consultants, attorneys, and officers through the issuance of common stock until such time we generate sufficient cash flow from operations.

SEASONALITY We do not believe any seasonal aspects that had a material effect on our financial condition or results of operation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In March 1997, we (plaintiff) filed a complaint against International Corporation, K&Z, S.A. and others. In the complaint, we alleged that the defendants had breached an agreement to sell a license to operate a casino in San Jose, Costa Rica. As consideration for the license, the defendants issued a promissory note in the amount of $595,000 while simultaneously purchasing 240,000 shares (2,400,000 shares prior to the 1 for 10 reverse split of January 31, 2002)of the Company's common stock. As security for the validity of the license, the defendants pledged a certain number of shares of our common stock and agreed not to transfer the shares until the validity of the license could be confirmed. However, one of the co-defendants attempted to transfer his shares. We then placed a stop-transfer order on the defendant's shares. The co-defendant subsequently filed a counterclaim against us alleging that we had improperly caused a stop-transfer order to be placed on his shares of our common stock, and is seeking damages in excess of $300,000. We believe that the counter-claim has no merit. The court required us to post a $10,000 bond and 3,000 (30,000 shares prior the January 31, 2002 reverse split) shares in escrow to settle the matter in payment in full to the plaintiff should the judgment go against us; which we did. This is, therefore, the limit of our exposure. A trial set for May 10, 2002 has been continued pending a hearing on Defendant's motion for summary judgement and our consent to summary judgement based on the limitation of damages to the amount of the bond.

On August 2, 1999, prior management consummated a licensing arrangement (the "License") with Commerce Capital Group, L.L.C., a South Carolina limited liability company ("CCG") to market and sell CCG's proprietary "Personal Estate Plan (tm)" (the "PEP")(tm), which was intended to allow professionals and individual users to conduct estate planning and financial planning through use of the Internet. Under the License, our initial geographic territory was limited to Florida. CCG was paid a license fee of 2,100,000 shares (21,000,000 shares prior to the 1 for 10 reverse split of January 31, 2002) of unregistered common stock. In July 2001, CCG unilaterally assigned additional territory under the License to us and demanded 1,500,000 shares (15,000,000 shares prior to the 1 for 10 reverse split of January 31, 2002)for such territory, which shares the Board did not authorize but which stock or transfer agent mistakenly issued. We have initiated litigation against CCG and its managing partner, Mr. Robert Evan
(Van) Hughes as well as several other ancillary entities alleging breach of contract and fraud, and requesting rescission, injunctive relief and declaratory relief against CCG, Mr. Hughes and the other defendants. The case has been filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, case number CIV-# 01-016931. Despite repeated efforts by numerous independent parties, as of this date the Company has been unable to serve Commerce Capital Group (of which Mr. Hughes is the only agent) and Mr. Hughes due to Mr. Hughes' evasive tactics and failure to up-date the statement registered agent for Commerce Capital Group. We are seeking other means to serve Commerce Capital Group. Upon advice of SEC and corporate counsel, in November 2001, the Board of Directors voided the 1,500,000 shares (15,000,000 shares prior to the 1 for 10 reverse split of January 31, 2002) issued illegally to Commerce Capital Group.

In March 2000, prior management offered for sale to qualified investors up to 87,000 shares (870,000 shares prior to the 1 for 10 reverse split of January 31, 2002) of our common stock, under a private placement, to qualified investors, pursuant to an exemption available under the Securities Act of 1933. Under this offering, 869,117 shares were issued at a price of $.68, generating gross proceeds of approximately $591,000, with commissions being paid of approximately $59,000. As part of that private placement, certain Florida shareholders have alleged that the Company granted registration rights and further committed to the registration of those shares no later than July 31, 2000. Our corporate and SEC counsel is unaware of any executed document(s) evidencing such rights and the alleging shareholders have not provided any such evidence in response to the Company's repeated requests. Moreover, a draft of a document for a private placement at approximately that same time included a clause requiring that all disputes be arbitrated in North Carolina. While these shareholders could assert claims for damages caused by the failure to register the shares at the originally agreed-upon date, given the absence of any evidence supporting management is confident that such claims cannot be substantiated in a court of law; and, further, that if such alleging shareholders elected to base their action on the unexecuted draft private placement memorandum, they would be compelled to arbitrate in North Carolina. Notwithstanding the unlikelihood of the success of any action in this matter against us, current management initiated correspondence with these shareholders in October 2001, in an effort to address their concerns and offered a settlement that management believed to be fair considering the circumstances. There was no response to this offer. Management considers this matter closed.

On September 4, 2001, Interactive Business Channel, Inc., filed suit in California against us related to a contract entered into with Xpedian on February 15, 2000. Then-president Dale Chapman was also sued personally. We learned of the suit on May 1, 2002, when we were served. On May 8, 2002, there was an evaluation conference held in Orange County, California, at which time the conference was continued for 60 days based on Plaintiff's delay in serving us. Also on May 8, 2002, we learned that IBC had requested a default judgment be entered against us prior to our being served. Counsel for IBC has stipulated to set aside the default and proceed with the matter. It is the opinion of our counsel that IBC has not stated a claim that would result in a judgment against us.

On or about February 20, 2002, we were advised that National Underwriter had obtained a default judgment on a lawsuit filed against Xpedian on September 13, 2001, for advertising done in year 2000 in the amount of $9,340. The complaint was not served on our principal office or our registered agent, but rather on the Secretary of State, despite the registered agent being present and available in the State of Florida. Management believes the default can be set aside and the case, if any, determined on its merits.

Item 2. Changes in Securities

On September 30, 2001, there were 9,997,543 shares (99,975,430 shares prior to the 1 for 10 reverse split of January 31, 2002) of common stock issued. There were 100,000,000 shares authorized.

In July 2001, we issued 40,000 shares (400,000 shares prior to the 1 for 10 reverse split of January 31, 2002) of our common stock to three directors of the Company for their past services.

In July 2001, we issued 700,000 shares (7,000,000 shares prior the 1 for 10 reverse split of January 31, 2002) of the Company's common stock to various individuals as compensation for services in connection with management services, brokerage services and investor relations, under the explicit direction of Robert Evan (Van) Hughes, one of our large shareholders. Current management disputed the issuance of these shares based on a lack of consideration to the company, and recovered 350,000 shares (3,500,000 shares prior to the 1 for 10 reverse split of January 31, 2002).

Between October 1, 2001 and December 31, 2001, 380,0000 (3,800,000 shares prior to the 1 for 10 reverse split of January 31, 2002) were canceled and 380,000 (3,800,000 shares prior to the 1 to 10 reverse split of January 31, 2002) were issued as follows:

1. On October 9, 2001, the proposed agreement between us and Mel Jackson Financial & Tax Services was terminated. Although never consummated, 200,000 shares (2,000,000 shares prior to the 1 for 10 reverse split of January 31, 2002) had previously been issued to Mike Mattick at the improper direction of Robert Evan (Van) Hughes, which stock Mr. Mattick returned.

2. On October and November 2001, with the support and permission of Jerald Bailey and Michael Heilman, we canceled 150,000 shares (1,500,000 shares prior to the 1 for 10 reverse split of January 31, 2002) that were issued to Mr. Bailey and Mr. Heilman at the improper direction of Mr. Robert Evan (Van) Hughes in July 2001. Neither Mr. Bailey nor Mr. Heilman received such certificates and were not even aware that that these shares had been issued to them. The certificates were, in fact, delivered to Robert Evan (Van) Hughes.

3. On November 27, 2001, we canceled 30,000 shares (300,000 shares prior to the 1 for 10 reverse split of January 31, 2002) returned to us by IBF Consulting in consideration for the forgiveness of a note owed by IBF Consulting to us, which we considered uncollectible in any event. This forgiveness was effected by Dale Chapman, a prior President of the Company.

4. In October 2001, we entered into an Investors Relations Agreement with 21st Equity Partners LLC ("21st EP"), 15800 John J. Delaney Drive, Suite 325, Charlotte, NC 28277, 800-437-3551. It is our belief that 21st EP did not perform as agreed and the Company has requested the return of 250,000 shares (2.5 million shares prior to the 1 for 10 reverse split of January 31, 2002) issued to 21st EP. At this time, 21st EP has refused to comply with our return request.

5. On November 30, 2001, we entered into a Financial Consulting Agreement with Dynamic Capital for 30,000 shares (300,000 shares prior to the 1 for 10 reverse split of January 31, 2002) as compensation. Later, this agreement was canceled and the stock returned.

On November 6, 2001, we placed a hold on 1,500,000 shares (15,000,000 shares prior to the 1 for 10 reverse split of January 31, 2002) that were fraudulently issued to Commerce Capital Group. These shares were issued to Commerce Capital Group LLC. (CCG) on July 13, 2001 in violation of the Florida Business Corporation Act, Section 607.0621. Specifically, the Board has determined that the shares were issued to Commerce Capital Group LLC improperly and without a determination by the Board of appropriate consideration for such shares. The Board of Directors did not authorize the shares, and therefore, claims that these shares are null and void and subsequently provide no shareholder rights, including voting rights, to Commerce Capital Group LLC.

On December 1, 2001, we entered into a Consulting Agreement with Don Golden for 100,000 shares (after the January 31, 2002, reverse split) due on April 1, 2002. This Agreement was mutually canceled without services being rendered nor shares being issued.

In January 2002, we retained National Financial Communications (www.nationalfc.com) (Needham, Ma.), specifically its subsidiary that focuses on over-the-counter stocks (www.otcfn.com) as its lead Investor Relations firm. NFC has a long and successful track record, with an excellent client roster. Their services include strategy, creative, web design, distribution and consultation. This agreement calls for payment of $5000 per month in the form of cash or stock at our discretion. In March 2002, management did not believe that the company was receiving the proper benefits from this relationship and thus terminated the agreement.

On December 7, 2001, stock options were issued to Ryan Bass and Michael Fox, each for 2,500 shares at $.16, and to Daniel McElwee for 1,000 shares at the same price, exercisable until December 6, 2003. These options were subject to their continued employment at the Club in Kansas City, Missouri through March 1, 2002. Dan McElwee resigned his employment prior to March 1, 2002.

On January 31, 2002, we effected a reverse stock split of 1 for 10 shares. See
Item 4.

On March 1, 2002, Jerald Bailey was issued 110,000 S-8 shares in lieu of salary for the months of December 2001 and January 2002 and for facilitating the Share Exchange Agreement. An additional 27,500 S-8 shares were issued to Mr. Bailey in lieu of travel expenses he incurred on behalf of the company and an employment signing bonus.

On March 1, 2002, for consulting services rendered: 15,000 S-8 shares were issued to John Ippolito, and 20,000 S-8 shares were issued to Frederick Offermann, and 20,000 S-8 shares to Jack Gebhardt. Mr. Gebhardt was issued another 180,000 non-registered shares on April 4, 2002.

On March 5, 2002, we set aside 4.8 million shares (4,800,000) for continued corporate consulting and legal services and as compensation to officers and directors. Gala has previously entered, and will enter, into agreements with officers, directors, third party consultants and attorneys for the issuance of our common stock in exchange for services these individuals provide.

On March 5, 2002, we issued 1,200,000 S-8 shares each to Jeffrey Stoller and Michael Heilman in lieu of salary and benefits for the months of October 2001 through and including March 2002.

On March 25, 2002, we signed a Consulting Service Agreement with David W. Keaveney and Jason M. Genet both located at 3550 N. Central Avenue, Suite 1000, Phoenix, AZ 85012 (Telephone: 877-275-6885). Our management believes that Keaveney and Genet did not perform as agreed and we have requested the return of 600,000 shares issued to Keaveney (300,000 shares) and Genet (300,000 shares). At this time, Keaveney and Genet have refused to comply with our return request.

On April 4, 2002, we issued 2,000,000 non-registered shares to Michael Heilman for his $100,000 equity investment in Gala. This was issued in compliance with our business plan.

On April 4, 2002, we issued 200,000 non-registered shares each to Jeffrey Stoller and Michael Heilman in lieu of salary and benefits for the month of April 2002. On April 4, 2002, we issued 200,000 non-registered shares to Joan Heilman in lieu of salary for the months of October 2001 through April 2002 and for interest on $25,000 loan to the Gala.

On April 15 and 26, 2002, we issued 500,000 S-8 shares and 1,575,000 S-8 shares respectively to Don Shaxon for consulting services for the launch and support of Gala Canada over the next two years.

On May 16, 2002, we set aside 6.0 million shares (6,000,000) for continued corporate consulting and legal services and as compensation to officers and directors. Gala has previously entered, and will enter, into agreements with officers, directors, third party consultants and attorneys for the issuance of our common stock in exchange for services these individuals provide. In consideration for increasing the scope of the continuing services rendered and to be rendered to us until such time as we generate sufficient cash flow from operations, and in order to compensate our consultants and attorneys, we prepared this Form S-8 registration statement to provide for the issuance of shares.

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
                        Name:  Michael Heilman
                        Title: Executive VP, Secretary, Director

Date:  May 28, 2002